Form 10-Q
period 1997-09-30
OAO TECHNOLOGY SOLUTIONS INC
filed 1997-12-05
CIK 1043476

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                 FORM 10Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                      Commission File Number:
                                             ---------


                      OAO TECHNOLOGY SOLUTIONS, INC.
          (Exact name of registrant as specified in its charter)

                                 Delaware
         (State or jurisdiction of incorporation or organization)

                                52-1973990
                 (I.R.S. Employer Identification Number)

                        7500 Greenway Center Drive
                        Greenbelt, Maryland  20770
                 (Address of principal executive offices)

                              (301) 486-0400
           (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
 X Yes      No
---      ---

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Shares Outstanding as of November 28, 1997
            10,045,208 Shares of Common Stock, $0.01 par value

                            OAO TECHNOLOGY SOLUTIONS, INC.

 Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1997


                                        INDEX

                                                      Page Reference
                                                      --------------

COVER PAGE.........................................................1


INDEX..............................................................2


PART I - FINANCIAL INFORMATION

    Item 1.   FINANCIAL STATEMENTS.................................3

              Consolidated Balance Sheets as of
                September 30, 1997 (unaudited) and December 31,
                1996...............................................3

              Consolidated Statements of Operations for the
                Three Months and Nine Months Ended
                September 30, 1997 and 1996 (unaudited)............4

              Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1997 and 1996
                (unaudited)........................................5

              Notes to Consolidated Financial Statements...........6

    Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS................8


PART II - OTHER INFORMATION.......................................11

    Item 1.   Legal Proceedings
    Item 2.   Changes in Securities
    Item 3.   Default Upon Senior Securities
    Item 4.   Submission of Matters to a Vote of Security Holders
    Item 5.   Other Information
    Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES........................................................12

PART I--FINANCIAL INFORMATION
Item 1. Financial Statements

                                     OAO TECHNOLOGY SOLUTIONS, INC.
                                       CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except per share data)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
                                                                                       (UNAUDITED)

                                         ASSETS
Current Assets:
  Cash and cash equivalents.........................................................    $     453     $      876
  Accounts receivable:
    Billed..........................................................................        8,770          5,031
    Unbilled........................................................................        6,585          4,831
  Deferred Income Taxes.............................................................          352            352
  Other current assets..............................................................          670            330
                                                                                      -------------  ------------
    Total current assets............................................................       16,830         11,420
  Property and Equipment-Net:.......................................................        3,146          1,384
  Deposits and Other Assets:........................................................          627             24
                                                                                      -------------  ------------
    Total assets....................................................................    $  20,603     $   12,828
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Bank line of
credit..............................................................................    $   5,200     $       95
  Accounts payable..................................................................          946          1,759
  Income taxes payable..............................................................        1,069            141
  Accrued expenses..................................................................        3,377          3,681
  Unearned revenue..................................................................          906            931
  Current maturities of long term debt..............................................        1,167            190
                                                                                      -------------  ------------
    Total current liabilities.......................................................       12,665          6,702
Long term debt:.....................................................................          150            286
                                                                                      -------------  ------------
    Total liabilities...............................................................       12,815          6,988
                                                                                      -------------  ------------
Commitments and Contingencies
Stockholders' Equity:
  Preferred stock, par value $.01 per share, 5,000,000 authorized;
  none issued and outstanding.......................................................           --             --
  Common stock, par value $.01 per share,
  authorized, 25,000,000 and 10,000,000 shares
  respectively; issued and outstanding,10,008,292
  and 10,000,000 respectively.......................................................          100            100
  Additional paid-in capital........................................................        4,950          4,950
  Retained earnings.................................................................        2,738            790
                                                                                      -------------  ------------
    Total stockholders' equity......................................................        7,788          5,840
                                                                                      -------------  ------------
    Total liabilities and stockholders' equity......................................    $  20,603     $   12,828
                                                                                      -------------  ------------
                                                                                      -------------  ------------

  The accompanying notes are an integral part of these consolidated statements.

                          OAO TECHNOLOGY SOLUTIONS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (in thousands, except per share data)

                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
Revenues..............................................................  $  20,618  $  15,996  $  59,956  $  40,317
Direct Costs..........................................................     16,137     12,360     46,910     30,530
                                                                        ---------  ---------  ---------  ---------
Gross Profit..........................................................      4,481      3,636     13,046      9,787
                                                                        ---------  ---------  ---------  ---------
Selling, General and Administrative...................................      3,140      2,869      9,455      7,743
                                                                        ---------  ---------  ---------  ---------
Income from Operations................................................      1,341        767      3,591      2,044
Interest Expense......................................................        106          7        193         37
                                                                        ---------  ---------  ---------  ---------
Income Before Income Taxes............................................      1,235        760      3,398      2,007
Provision for Income Taxes............................................        519        320      1,450        842
                                                                        ---------  ---------  ---------  ---------
Net Income............................................................  $     716  $     440  $   1,948  $   1,165
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Net Income Per Common and Common Share Equivalent.....................  $    0.07  $    0.04  $    0.19  $    0.11
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Weighted Average Number of Common and Common Share Equivalents
  Outstanding.........................................................     10,414     10,422     10,414     10,422
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated statements.

                          OAO TECHNOLOGY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                       (in thousands, except per share data)

                                                                                                     NINE MONTHS
                                                                                                 ENDED SEPTEMBER 30,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
Cash flows from operating activities:
Net income.....................................................................................  $   1,948  $   1,165
Adjustments to reconcile net income to cash flows
  (used in) provided by operating activities:
  Depreciation and amortization................................................................        163        133
  Deferred income taxes........................................................................     --            441
Changes in assets and liabililties:
  Accounts receivable..........................................................................     (5,493)    (6,782)
  Other current assets.........................................................................       (340)    (1,511)
  Deposits and other assets....................................................................       (603)      (615)
  Due from OAO Corporation.....................................................................     --          2,624
  Accounts payable.............................................................................       (813)      (143)
  Income taxes payable.........................................................................        928        322
  Accrued expenses.............................................................................       (304)       468
  Unearned revenue.............................................................................        (25)       (21)
                                                                                                 ---------  ---------
    Net cash used in operating activities......................................................     (4,539)    (3,919)
                                                                                                 ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment..........................................................     (1,925)      (465)
                                                                                                 ---------  ---------
    Net cash used in investing activities......................................................     (1,925)      (465)
                                                                                                 ---------  ---------
Cash flows from financing activities:
  Proceeds from sale of stock..................................................................     --          5,000
  Net proceeds/payments on debt................................................................      6,041         87
                                                                                                 ---------  ---------
    Net cash provided by financing activities..................................................      6,041      5,087
                                                                                                 ---------  ---------
Net (decrease) increase in cash and cash equivalents...........................................  $    (423) $     703
Cash and cash equivalents, beginning of period.................................................  $     876  $       9
                                                                                                 ---------  ---------
Cash and cash equivalents, end of period.......................................................  $     453  $     712
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Supplemental disclosure of cash flow information
  Cash paid for income taxes...................................................................  $     128  $     915
  Cash paid for interest.......................................................................  $     193  $      37

  The accompanying notes are an integral part of these consolidated statements.

                OAO TECHNOLOGY SOLUTIONS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1997
                          (Unaudited)



1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     OAO Technology Solutions, Inc. (the "Company") began in January 1993 as a separate business division of OAO Corporation ("OAO"), an organization that provides information technology ("IT") services to governmental entities. OAO formed the Company as a separate business division in order to provide IT solutions and services to corporate clients. The Company became a wholly owned subsidiary of OAO when it was incorporated in September 1995. The Company was reincorporated in the State of Delaware in March 1996. In April 1996, the Company was spun off from OAO.

   The Company provides a wide range of outsourced information technology solutions and professional services, including the operation of large-scale data center complexes and networks, distributed systems management, staffing services and other information technology services.

   The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1. The results of operations for the three month and nine month periods ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

2. SUBSEQUENT EVENT - ACQUISITION
   To increase the Company's presence in the managed care marketplace, in November 1997, the Company acquired certain assets of UniHealth Investment Company, a division of UniHealth, Inc., of Burbank, CA. The approximate $900,000 acquisition cost will be accounted for as a purchase. Approximately $400,000 of the acquisition cost relates to receivables. Accordingly, the operating results of UniHealth Investment Company will be included in the Company's operating results from the date of acquisition. The new company will be named OAO Healthcare Solutions ("OAOHC") and will be operated as a subsidiary of the Company. OAOHC's primary product is a software product named MC400. The software provides required processes and methods for the management of benefits structures and provider contracts. The product contains thirty integrated modules which provide essential medical management, financial management, and program controls to assist managed care organizations in the generation of favorable margins on fixed price contracts.

3. RECENT AUTHORITATIVE PRONOUNCEMENTS
   In February 1997, the Financial Accounting Standards Board ("FASB") released Statement No. 128, "Earnings Per Share." Statement No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. The Company has not presented fully diluted earnings per share as the difference between these amounts and primary earnings per share was not material. Statement No. 128 is effective for fiscal years ending after December 15, 1997. Had the statement been effective for the quarter and nine months ended September 30, 1997 and 1996, earnings per share would have been presented as follows.

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                      1997      1996          1997      1996
                                    ------------------      ------------------



Basic earnings per share              $.07       $.04          $.19      $.12
Diluted earnings per share            $.07       $.04          $.19      $.11


   In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provision of the statement for the year ending December 31, 1998. The Company is presently evaluating the impact of this new standard on its financial statements.

   In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of the statement for the year ending December 31, 1998. The Company is presently evaluating the impact of the new standard on its financial statements.

4. Credit Agreement
    In March 1997, the Company entered into a $5 million revolving credit agreement with CoreStates Bank, N.A. that was amended to $7.5 million in August 1997. The agreement, which matures on May 31, 1999, provides for a commitment fee of .375% on the unused portion and interest at the prime rate and/or, at the Company's option, at the bank's overnight base rate plus 2% or LIBOR plus 2%. Borrowings under the agreement are limited to a percentage of eligible billed receivables not greater than 90 days old.
The agreement also requires the maintenance of certain financial covenants and prohibits the payment of dividends.

   In October 1997, the Company entered into an additional $750,000 line of credit agreement with CoreStates Bank N.A. payable on demand. Outstanding borrowings accrue interest at the bank's overnight base rate plus 2% or at the Company's option, LIBOR plus 2%. The Company has had no borrowings under this facility.

Item 2.

                            OAO TECHNOLOGY SOLUTIONS, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this quarterly report. This report contains certain forward-looking statements that involve risks and uncertainties. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on key strategic customers, limited ability to establish new strategic client relationships, risks associated with fixed-price contracts, ability to sustain and manage growth, variability of quarterly operating results, dependence on key personnel, competition, and risks associated with international sales.

Overview
--------

    The Company provides a wide range of outsourced IT solutions and professional services, including the operation of large-scale data center complexes and networks ("Megacenter Operations"), distributed systems management ("DSM"), staffing services and other IT services. From its inception in January 1993 until March 26, 1996, the Company operated as a business division of OAO Corporation, was incorporated in the State of Delaware in March 1996, and was spun off from OAO Corporation in April 1996. The Consolidated Financial Statements of the Company and the Notes thereto included in this quarterly report reflect the Company's operations as if it had been a separate legal entity since its January 1993 inception.

    In October 1997, the Company filed a registration statement offering 6,720,000 shares of Company stock (the "Offering"). The registration includes a rights offering to Safeguard Scientifics, Inc. ("Safeguard") shareholders of 6,400,000 shares of the Company's common stock. An additional 320,000 shares of common stock were offered to other individuals selected by the Company.

Results of Operations
---------------------

Revenues
     The Company's revenues increased 28.8% to $20.6 million for the three months ended September 30, 1997, compared to $16.0 million for the same prior year period. Revenues increased 48.9% to $60.0 million for the nine months ended September 30, 1997, compared to $40.3 million for the same prior year period. This increase was generally attributable to volume increases within existing contracts resulting from growth in the Company's ongoing business, an expansion of the scope of services requested from the Company, increases in international revenues, and increases in revenues from newer lines of business. International revenue, primarily from the Company's relationship with Digital in Canada, increased to $5.3 million for the three months ended September 30, 1997, compared to $2.1 million for the same prior year period and increased to $12.7 million for the nine months ended September 30, 1997, compared to $5.1 million for the same prior year period.

Direct Costs
    The Company's direct costs increased 29.8 % to $16.1 million for the three months ended September 30, 1997, compared to $12.4 million for the same prior year period and increased 53.8% to $46.9 million for the nine months ended September 30, 1997, compared to $30.5 million for the same prior year period. Direct costs consist primarily of direct labor costs and related fringe benefit costs. As a percentage of revenue, direct costs increased to 78.3% for the three months ended September 30, 1997, compared to 77.3% for the comparable period in 1996 and increased to 78.2% for the nine months ended September 30, 1997, compared to 75.7% for the comparable period in 1996. In entering new engagements, the Company may accept short term contracts that do not include the economies of scale, leverage or short term opportunities for productivity improvements that are available in more mature or longer term engagements. The Company believes that these initial contracts are important in penetrating new markets and in establishing the degree of customer confidence required to secure additional business.

Selling, General and Administrative Expenses
    Selling, general and administrative expenses increased 6.9% to $3.1 million in the three months ended September 30, 1997, compared to $2.9 million for the same prior year period and increased 23.4% to $9.5 million in the nine months ended September 30, 1997, compared to $7.7 million for the same prior year period. As a percentage of revenues, these expenses decreased to 15.2% for the three months ended September 30, 1997, from 17.9 % for the same prior period. As a percentage of revenues these expenses decreased to 15.8% for the nine months ended September 30, 1997, from 19.2% for the same prior period. The aggregate increase was primarily the result of the continued development of additional service capabilities and other expenditures necessary to support the Company's growth. The Company intends to continue building its marketing, financial and administrative infrastructure to enable it to support its growth opportunities. Growth in the financial and administrative infrastructure is expected to be slower than overall revenue growth.

Interest Expense and Provision for Income Taxes
    Interest expense increased to $106,000 in the three months ended
September 30, 1997, compared to $7,000 in the same prior period and increased to $193,000 in the nine months ended September 30, 1997, compared to $37,000 in the same prior period, reflecting an increase in borrowings. The Company's effective tax rate was 42.0% for the three months ended September 30, 1997, compared to 42.1% for the same prior period and 42.7% for the nine months ended September 30, 1997, compared to 42.0% for the nine months ended
September 30, 1996. The changes in tax rates were primarily due to changes in the distribution of income among tax jurisdictions.

Liquidity and Capital Resources

    Cash and cash equivalents were $453,000 at September 30, 1997, and $712,000 at September 30, 1996. Cash flows used in operations was $4.5 million for the nine months ended September 30, 1997, and $3.9 million for the nine months ended September 30, 1996. The Company primarily funded its uses of cash in 1996 and 1997 from proceeds received from a $5.0 million investment by Safeguard Scientifics, Inc. in April 1996 and from borrowings under the Company's credit facility. The use of cash in operations in 1996 and in the nine months ended September 30, 1997, was primarily the result of increases in both billed and unbilled accounts receivable partially offset by income from operations and increases in income taxes payable. The overall increase in billed accounts receivable was primarily the result of increased revenues and an increase in the average time period in which accounts receivable have been collected. The average time period in which billed accounts receivable have been collected has increased over time, primarily because the focus on obtaining contracts with rapid contractual payment terms has been less due to the increased focus on the growth of other revenues of the Company. The increase in unbilled accounts receivable was primarily the result of revenue growth and a growth in quick response services provided by the Company. Since the Company receives requests for quick response services on an as-required basis and acts immediately to meet its clients' response needs, these services are often delivered prior to the receipt of written purchase orders. The Company has begun to take steps to improve its collection of accounts receivable, including increased sensitivity to payment terms in the contracting process, initiation of accounts receivable collection incentive compensation, and increased ongoing monitoring efforts. During 1997, as described below, the Company obtained a $7.5 million accounts receivable based credit facility to fund the increase in receivables.

    The Company's business is not capital intensive and capital expenditures in any given year are ordinarily not significant. Capital expenditures were $1.9 million for the nine months ended September 30, 1997, and $465,000 for the nine months ended September 30, 1996. Capital expenditures in the first nine months of 1997 included expenditures associated with the Company's new leased corporate headquarters facility and costs associated with the development of new operational, administrative and financial information system software. During the remainder of 1997, the Company expects to incur additional capitalized costs associated with the development of and implementation of new management information systems.

    The Company currently has a $7.5 million line of credit with CoreStates Bank, N.A., of which $5.2 million was outstanding at September 30, 1997. Advances under the line of credit are limited to 80% of certain eligible accounts receivable of the Company. As of September 30, 1997, based on the amount of such accounts receivable, the Company was eligible to borrow $1.1 million of the remaining $2.3 million which was unused as of that date. The Company is required to maintain certain financial and other covenants under the facility. The Company intends to repay the outstanding amount under the facility with a portion of the proceeds from the Offering. The Company also has a $750,000 line of credit with CoreStates Bank, N.A. with no borrowings as of September 30, 1997.

    The Company currently anticipates that the net proceeds received by the Company from the Offering, together with amounts available under its existing line of credit, cash generated from operations and existing cash balances, will be sufficient to satisfy its operating cash needs for the foreseeable future. The Company believes that additional bank credit would be available to fund such operating and capital requirements if the Company's cash needs expand more rapidly than expected. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities. No assurance can be given, however, that such bank credit or debt or equity financing will be available to the Company on terms and conditions acceptable to the Company, if at all.

                           PART II - OTHER INFORMATION




     Item 1.       Legal Proceedings - Not Applicable


     Item 2.       Changes in Securities - Not Applicable


     Item 3.       Default Upon Senior Securities - Not Applicable


     Item 4.       Submission of Matters to a Vote of Security Holders - Not
                   Applicable


     Item 5.       Other Information - Not Applicable


     Item 6.       Exhibits and Reports on Form 8-K

                   (a)  Exhibits - None

                   (b)  Reports on Form 8-K - None

                                      SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OAO Technology Solutions, Inc.
                                         (Registrant)


Date:    November 28, 1997               By: /s/ William R. Hill
                                             -------------------
                                             William R. Hill
                                             Chief Executive Officer
                                             and President


Date:    November 28, 1997               By: /s/ Samuel Horgan
                                             -----------------
                                             Samuel Horgan
                                             Chief Financial Officer