Form 10-K
period 1997-12-31
OAO TECHNOLOGY SOLUTIONS INC
filed 1998-03-25
CIK 1043476

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                         Commission file number 0-23173

                         OAO TECHNOLOGY SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                            52-1973990
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

7500 Greenway Center Drive
Greenbelt, Maryland                                 20770
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code (301) 486-0400

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                            Name of each exchange on
                                                    which registered
     None.                                          Not applicable.

          Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 9, 1998, was approximately $83,000,274 based on the sale price of the Common Stock on March 9, 1998, of $9.875 as reported by the NASDAQ National Market System.

     As of March 9, 1998, the registrant had outstanding 16,291,091 shares of its Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1998 are incorporated by reference in Part III, Items 10, 11, 12 and 13.

                         OAO TECHNOLOGY SOLUTIONS, INC.

                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

Item                                                                        Page
 No.                                                                         No.
----                                                                        ----

                                     Part I

 1   Business ...............................................................  3

 2   Properties ............................................................. 11

 3   Legal Proceedings ...................................................... 11

 4   Submission of Matters to a Vote of Security Holders .................... 12

                                     Part II

 5   Market for Registrant's Common Equity and Related Stockholder Matters .. 12

 6   Selected Consolidated Financial Data ................................... 13

 7   Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................. 14

 8   Financial Statements and Supplementary Data ............................ 20

 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............................................. 38

                                    Part III

10   Directors and Executive Officers of the Registrant ..................... 38

11   Executive Compensation ................................................. 38

12   Security Ownership of Certain Beneficial Owners and Management ......... 38

13   Certain Relationships and Related Transactions ......................... 38

                                     Part IV

14   Exhibits, Financial Statement Schedules and Reports on Form 8-K ........ 39

                                     PART I

Item I. BUSINESS.

Overview

     The Company provides a wide range of outsourced information technology ("IT") solutions and professional services, including the operation of large-scale megacenter complexes and networks (high volume system of computers and information networks), distributed systems management ("DSM"), applications software development and maintenance, staffing services and other IT services. The Company provides these solutions and services, generally on a long-term, fixed-price contractual basis, to its Strategic Clients ("Strategic Clients") which are global providers of IT outsourcing services. The Company works with these Strategic Clients as part of the IT outsourcing team in providing services to a wide range of corporate clients ("Engagement Clients"), accepting delivery responsibility for specific functional roles within the outsourcing engagements. The Company's primary Strategic Clients have been IBM's Global Services ("IBM") and Digital Equipment Corporation ("Digital"), which accounted for 66.2% and 24.1% of the Company's 1997 revenues, respectively. The Company is also working towards establishing a Strategic Client relationship with Perot Systems. Representative Engagement Clients currently include Ameritech, Campbell Soup, McDonnell Douglas and Ryder Systems Corp. The Company's revenues have expanded at a compound annual growth rate of 62.5% to $84.7 million in 1997 from $12.1 million in 1993. Revenues for the year ended December 31, 1997 increased by 46.3% to $84.7 million compared to $57.9 million for the year ended December 31, 1996. For the years ended December 31, 1997, 1996 and 1995, approximately 60.8%, 73.8%, and 92.0% of the Company's revenues, respectively, were derived from fixed-price contracts. As of December 31, 1997, the Company had over 1,600 employees in 18 Company offices and 96 engagement locations in the United States, Canada, Mexico, Brazil and the United Kingdom.

     The Company believes that it is differentiated from other IT service providers through its focus on relationships with a limited number of carefully selected Strategic Clients, its ability to perform successfully and profitably under multi-year, fixed-price contracts and its ability to provide services on a national and international basis. The Company's strategy is to build long-term relationships with Strategic Clients by understanding their business needs and by providing specific services within large-scale outsourcing engagements more cost-effectively than other alternatives. The Company's services range from megacenter management operations to help desk services, business process reengineering and software engineering support. The Company delivers its services through customer teams, each of which has full responsibility for the delivery of services to a specific Strategic Client. The Company's close relationships with its Strategic Clients, its ability to rapidly transition and integrate its management personnel into new engagements, and its ability to effectively manage personnel in the client environment, allow the Company to profitably price its services under fixed-price contracts. By offering fixed-price contracts, the Company reduces the execution and pricing risk for its Strategic Clients in their large-scale outsourcing engagements. The Company has developed and is continuing to expand its international service delivery capabilities in order to leverage its Strategic Clients' increasingly global IT outsourcing efforts.

     Large-scale outsourcing engagements typically involve the acquisition of IT assets by the outsourcing provider from the Engagement Client. These assets can range from fixed assets, such as entire data centers and computer networks, to personnel, such as data center, help desk and programming staff. The Company's role in outsourcing engagements usually involves the retention of IT personnel from the Engagement Client. By retaining employees as part of its new outsourcing engagements, to date, the Company's growth has not been impeded by the availability of qualified technical personnel. In each new outsourcing engagement, the Company utilizes its expertise in IT staffing and operations to evaluate and retain outsourced staff and to reengineer the operations of the outsourced function. Through this process, the Company historically has been able to improve the performance of, and manage on a more cost-effective basis, the outsourced function for its clients.

     The Company began operations in January 1993, as a separate business division of OAO Corporation ("OAO"), and was incorporated in the State of Delaware in March 1996. In April 1996, the Company was spun-off from OAO.

Industry

     The use of outsourcing has grown rapidly as corporations have increasingly determined that it is advantageous to focus on their core competencies and outsource those functions that are not central to their primary mission. According to the Yankee Group, an industry research firm, the IT outsourcing market in 1995 was approximately $59 billion in the United States and approximately $107 billion worldwide. In 1995, the Yankee Group estimates that IBM was the leading provider of management/operations and business process management services in the United States with a 28.9% market share and was one of the top two providers of such services worldwide with a 19.7% market share.

     The Company believes that a number of factors have resulted in a significant shift in the awareness and acceptance by organizations of the benefits of IT outsourcing. Historically, most IT outsourcing arrangements were premised on the primary goal of cost reduction and were often limited to discrete functions such as the management of data centers. Over the past several years, however, a number of fundamental developments have occurred which have caused organizations to reconsider the benefits of outsourcing their IT functions. These developments include global competition, businesses' focus on "core competencies," accelerating technological change and the need for enterprise-wide system integration arising from the rapid growth in the number of software applications and end-users throughout organizations. The principal technology-driven change is the continuing movement by large corporations to open, distributed computer networks using client/server architecture. The move to open standards based computing environments continues to accelerate today as a result of improvements in price/performance ratios for computer systems and advances in open computing standards and enabling technologies. These technological changes are making it increasingly difficult and expensive for businesses to maintain in-house the necessary technical and management capabilities to handle both their current IT needs and to effectively exploit rapidly evolving technologies.

     One of the key trends occurring in the IT outsourcing industry is an increasing use of business partnerships and alliances among outsourcing vendors to deliver a broader range of technical skills more cost-effectively to the Engagement Client. Factors driving this trend include the complexity and convergence of technology required in outsourcing engagements, lack of available technical resources, shortened delivery times, and investment costs of internally building technical capabilities. As a result, outsourcing providers recognize that it is not practical to internally develop and manage all of the technical skills and critical resources necessary to perform increasingly complex outsourcing engagements.

     Outsourcing engagements are typically characterized as being long-term in nature and often involve the transfer by the client of certain of its facilities, technologies and employees to the outsourcer. The outsourcer's responsibilities under IT engagements may vary widely from engagement to engagement, ranging from the provision of certain specific IT functions to the management of a client's entire IT operation. Within these engagements, the relationships often involve the provision of employees or consultants by a subcontracting vendor to the outsourcing vendor. The subcontractor is normally paid on a time and materials basis and the outsourcing vendor retains the managerial responsibility for the IT services provided by such persons.

The OAOTS Advantage

     The Company's approach is to be a value-added partner of choice to a limited number of selected Strategic Clients in the provision of outsourced IT solutions and professional services. This client focus establishes a "customer intimate" relationship in which the Company's Strategic Clients are willing to assign performance management responsibility to the Company for its role in the outsourcing engagements, usually on a fixed-price basis. The Company's close relationships with its Strategic Clients, its ability to rapidly transition and integrate its management personnel into new engagements, and its ability to effectively manage personnel in the client environment, has allowed the Company to profitably price its services under fixed-price contracts. By generally operating under fixed-price contracts, the Company reduces the execution and pricing risk for its Strategic Clients in their large-scale outsourcing engagements. The Company believes that this advantage significantly increases its ability to compete in the provision of IT solutions and professional services.

     Limited Number of Strategic Clients. The Company intends to continue focusing on maintaining close relationships with a limited number of Strategic Clients on a global basis. By limiting the number of these relationships, the Company believes that it enhances its standing as a value-added partner of choice, and limits competitive threats to its Strategic Clients. Therefore, the Company is better positioned to obtain additional engagements which result from the continued growth in the demand for the global IT outsourcing solutions and services provided by the Company's Strategic Clients.

     Customer-Intimate Relationships. The Company supports its Strategic Client relationships through a dedicated customer team for each Strategic Client which seeks to understand the business objectives of that Strategic Client and to identify common business opportunities. The Company also supports its Strategic Client relationships by co-locating its offices with those of its Strategic Clients and Engagement Clients and by supporting each engagement with employees possessing extensive background in the services required by the Strategic Client. By delegating performance management responsibility to the Company, the Strategic Client is afforded the opportunity to place greater focus on other portions of the overall engagement.

     Fixed-Price, Multi-year Contracts. The Company believes that it provides added value by offering fixed-price, multi-year contracts to its Strategic Clients. Within the industry, IT servicing vendors normally provide employees to perform or support a specific IT function on a time and materials basis. In contrast, the Company seeks to assume full performance management responsibility for its specific IT functions within the total engagement. As a result, the Company is able to offer its Strategic Clients greater cost certainty during the course of the engagement and the Company is afforded the opportunity to realize significant benefits by achieving efficiencies through improved management practices and the establishment of new technical and operational methodologies.

     Comprehensive IT Outsourcing Solutions and Professional Services. The Company provides its Strategic Clients with a comprehensive offering of IT outsourcing solutions and professional services, including: Megacenter Operations; restructuring of server and PC networks for efficient centralized operations and management; transition of customer IT environments to new client/server structures; help desk implementation and operations; development and sustaining support to applications systems; and system engineering services. The Company has developed, and is expanding, the capability to provide such services internationally in response to its Strategic Clients' increasingly global needs. The Company currently maintains offices in the United States, Canada, Mexico, Brazil and the United Kingdom.

     Retention of Engagement Client Personnel. The Company intends to continue its practice of selectively retaining the majority of the outsourced personnel. The Company approaches its new employees on the basis that they, and the capabilities that they represent, are the most critical assets of the Company. With the Company, employees have the opportunity to participate in the rewards of the Company's growth, manage their own areas of responsibility, and advance in their profession. These practices have provided the Company with a large number of dedicated and talented employees and have allowed the Company to minimize recruiting and hiring expenses when entering into new engagements. As the Company achieves efficiencies at many of its engagements it has generally been able to reduce personnel requirements. This has enabled the Company to leverage existing employees to expand its role in existing engagements and to obtain and support new engagements, while providing these individuals with more diverse career opportunities.

     Seamless Transition. The Company has consistently provided its Strategic Clients with the capability to transition select functions from its Engagement Clients to the outsourcing engagement without interruption of those functions. The customer team organizes its employees, augmented by Enablement Team personnel, into "Transition Teams," assigning them the task of selectively retaining a high percentage of the incumbent workforce, establishing a contingent redundancy in the workforce, and providing augmentation of key positions with Company personnel during the transition period.

Growth Strategy

     The Company's goal is to become one of the premier providers of outsourced IT solutions and services by pursuing the following principal strategies:

     Leverage Existing Relationships. By establishing and nurturing close relationships with a limited number of Strategic Clients, the Company intends to continue building a reputation for performance that supports the Company's selection by its clients as a value-added partner of choice. In support of this strategy, the employees that deliver services to Strategic Clients are organized in customer teams, with each customer team responsible for a particular Strategic Client. In addition to designated customer teams, the Company also maintains engagement managers who are responsible for each Strategic Client relationship and who seek to identify additional business opportunities within the Strategic Client organization. As a result of these relationships, the Company has been granted several engagements by Strategic Clients without the requirement that the Company participate in a competitive selection process.

     Selectively Expand Base of Strategic Clients. The Company intends to selectively expand the number of Strategic Clients with which it maintains relationships by carefully evaluating market opportunities with IT services and product providers who value the Company's outsourcing approach. In expanding its base of Strategic Clients, the Company intends to refrain from pursuing engagement or partnership opportunities with organizations competing directly with its existing Strategic Clients.

     Increase International Presence. The Company plans to continue to expand its international presence to capitalize on global outsourcing opportunities with its Strategic Clients. The Company currently maintains offices in Canada, Mexico, Brazil and the United Kingdom, and anticipates opening additional offices within the next 24 months in Continental Europe and the Asia-Pacific Rim. The Company uses joint venture relationships with local IT services providers in order to broaden its international service capabilities. The Company has established a joint venture relationship with Capita Managed Services Limited, a local IT service provider in the United Kingdom, and has executed Letters of Understanding regarding the establishment of joint venture relationships with firms in Mexico, Brazil and New Zealand.

     Develop Industry-Specific Expertise. The Company intends to selectively develop expertise in industries that may offer higher-margin opportunities for the Company's IT solutions and professional services. The Company has invested in developing expertise in the healthcare industry, and during 1997, strengthened its offerings in this marketplace through the acquisition of certain assets of UniHealth Investment Company, a division of UniHealth, Inc. (see Note 3 in the Notes to the Consolidated Financial Statements). This division produces a software product named MC400 which assists managed care organizations in the administration of benefits structures and provider contracts. The Company will target other vertical markets that are undergoing regulatory, technological or competitive changes which provide opportunities for increased outsourcing of IT functions. The Company will likely make investments in new technical and service capabilities to enhance its vertical market strategy.

     Pursue Acquisitions and Alliances. The Company intends to continue to pursue expansion opportunities with other IT service providers by means of acquisitions or alliances. The Company believes that new technical skills, additional industry expertise, a broader client base and an expanded geographic presence may result from these activities.

OAOTS's Services

     Megacenter Operations Management. The Company's Megacenter Operations management services cover the entire spectrum of the management and operation of large scale computing equipment and all of its ancillary equipment, systems, services and associated networks. This generally includes the performance of any task associated with the operation or management of a traditional mainframe data center. IBM currently engages the Company to provide management and operations services at three of its four Megacenters in the U.S. Each Megacenter represents the networking of IBM's data centers across a geographic region. Megacenter Operations management provided approximately 43.0%, 60.2% and 79.8% of total revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company provides services which support all aspects of Megacenter management such as policy formulation, planning, process and procedure creation, service level development, staffing and directing the work force, budgeting and controlling, relocation and consolidation, and upgrading of equipment, services and systems. In performing these services, the Company is normally responsible for the attainment of service level requirements and has the flexibility of directing the personnel as it deems appropriate.

     The Company also provides services which involve all elements of the technical operations of a Megacenter, including management and operation of distributed networks of systems, computer room equipment scheduling and operations, network center operation and management, tape library management, off-site data storage, disaster planning and recovery, tape and print equipment operations, print distribution, help desk and call center operations, move/add/change operations for user equipment, computer and network systems programming, computer and network systems performance measurement and tuning, production job scheduling and control for applications systems, maintenance and development of software applications systems, and quality assurance for technical operations.

     A typical Megacenter engagement involves supporting a Strategic Client by selectively accepting functions within the total outsourcing engagement. The Company's role is to assume full responsibility for managing, staffing and delivering service level requirements for those functions. For example, in the Company's seven-year contractual engagement to support a very large IBM Megacenter dispersed across the Northeast region of the U.S., the Company performs the functions of console operations, network operations, output processing operations, data storage operations, and user services functions such as move/add/change operations. This Megacenter utilizes a very large network of mainframe computer configurations that support both the Strategic Client's internal requirements as well as those of its Engagement Clients. Within this engagement, the Company performs defined functions on a fixed-price basis and also supports a wide range of additional functions pursuant to certain staffing service provisions under the contract. These additional functions may be performed by the Company on a short or long-term basis depending on the requirements of the Strategic Client. The Company performs these functions in the facilities of both its Strategic Clients and its Engagement Clients, including regional, national and international locations of its Engagement Clients.

     Distributed Systems Management ("DSM"). The Company's primary focus in DSM services is on the evolving market for outsourced support of the desktop-network requirements of its customers' Engagement Clients. The Company has also been engaged to support mid-range system applications and operations. The Company believes that the trend toward outsourcing the operation and management of desktop-network requirements presents a major opportunity for growth. The services being delivered by the Company vary by engagement and include: network operating system architecture and implementation; evaluation and redesign of server architecture; communications network evaluation and restructuring for improved connectivity and efficiency; design and implementation of E-mail solutions; rollout of the new desktop system into the user environment; transition services to support a smooth migration to a new centrally managed desktop environment; help desk services; deskside training services; asset management support and control; design and implementation of automated centralized asset control; and operation support, including activities associated with changes in technology, the client's organizational structure or physical plant changes. The Company is currently involved in DSM engagements in three major Strategic Client programs, two with IBM and one with Digital. DSM engagements accounted for approximately 28.3%, 17.7% and 6.9% of revenues, respectively, for the years ended December 31, 1997, 1996 and 1995.

     As an example of the Company's DSM services, the Company has teamed with IBM to provide support for a major electric utility. This engagement involves the outsourcing of the Engagement Client's entire desktop-server-network configuration. The objective of the engagement was initially to rationalize the environment to enable centralized management and operations permitting the Strategic Client to improve effectiveness and control costs. The initial scope of this engagement was for development and implementation of the network operating system into the existing server environment. The scope of this engagement has evolved to include designing a new server structure, support to reengineering the communications environment, implementation of a new standard desktop configuration, and user support services to include deskside support. This Engagement Client's environment includes over 6,000 workstations and approximately 100 servers.

     Other IT Outsourcing and Staffing Services. The Company's relationships with its Strategic Clients, and its posture as a value-added partner of choice working within client engagements and facilities, provide opportunities to be highly responsive to evolving client needs. As a result, the Company is well-positioned to gain insight into market trends and make investments required to pursue opportunities that result from these trends. As a result, the Company may more selectively broaden its service offerings.

     System engineering services are a natural adjunct to the Company's other services and represent a large and growing need of its Strategic Clients. The Company has completed a number of short to medium term engagements in this area, including an engagement in support of a systems integration project with Perot Systems. Within this complex project, involving the development and implementation of a system to support the operation of the deregulated electric utility market, the Company provided support for the system test function and provided the networking expertise across the project. The Company believes that there is a growing market for outsourced IT services in support of utility deregulation.

     Staffing services are a part of the Company's service offerings to its Strategic Clients. These services, provided on a time and materials basis, are regularly utilized within engagements to meet short or indefinite term requirements, to deliver personnel who augment the client's staffing or to respond to requirements that cannot be sufficiently defined to permit fixed prices. There are also instances where an engagement has started on a time and materials basis and evolved to a fixed-price basis as the requirements became sufficiently defined.

     Industry specific services represent a small, but growing and important component of the Company's business. The Company has found that it can provide significant added value to industry-specific markets by melding its proven capabilities in IT with in-depth expertise in the targeted market. The Company initially targeted the healthcare industry based upon the dynamics of the industry. An evaluation of the information aspects of the industry clearly indicated the value of shared information across the dispersed providers of healthcare and related businesses such as employers and insurers. For example, through the Company's acquisition in 1997 (See Note 3 in the Notes to Consolidated Financial Statements), it is able to offer the MC400 managed care software system, which is comprised of over 30 modules that provide a managed care organization with all of the required processes and methodologies needed to manage benefit structures and provider contracts. This product has further strengthened the Company's offerings in the healthcare industry.

Relationships with Strategic Clients

     IBM. The Company's relationship with its first Strategic Client, IBM, has continued to expand in terms of revenues, the range of services provided, the number of engagements and the number of IBM business units which have engaged the Company's services. The Company won its first engagement with IBM in January 1993, successfully competing against several existing IBM contractors, when it was chosen to perform a number of specific functions in a large outsourcing contract which IBM had been awarded by McDonnell-Douglas. The initial three year term of this engagement has subsequently been extended to a ten year term and the scope of the engagement now encompasses the performance of functions in support of IBM's Central Megacenter. In August 1993, the Company won a similar engagement to perform a number of specific functions in support of IBM's internal computer complex in the mid-Hudson Valley in New York. The Company employed approximately 100 former IBM employees at the beginning of this engagement. The initial two year term of this engagement has subsequently been extended to a seven year term and the scope of the engagement now encompasses the performance by more than 500 employees of various functions in support of IBM's Northeast Megacenter. In early 1995, the Company won a three year engagement to perform specific IT functions in support of IBM's South

Megacenter. As a result of these engagements, IBM currently engages the Company's services at three of its four U.S. Megacenters.

     IBM has also engaged the Company to perform IT services in support of other large outsourcing contracts which it has been awarded, including engagements with Ameritech, Amtrak, Blue Cross /Blue Shield of New Jersey and PECO Energy. The Company was chosen to support Ameritech and PECO Energy engagements without having to submit competitive bids. In addition, IBM has selected the Company, without competitive bid, as a partner in two very large outsourcing engagements for which IBM is currently in the bidding process. Revenues from IBM were 66.2%, 82.2% and 88.7%, respectively, of the Company's total revenues for the years ended December 31, 1997, 1996 and 1995.

     Digital. Digital became a Strategic Client in January 1995, when the Company was awarded a contract to provide services in support of an Engagement Client in Vancouver, British Columbia. Later in 1995, the Company was awarded additional engagements with Digital in Central and Eastern Canada. During 1996, the Company became a delivery partner of Digital across all of Digital's Canadian outsourcing engagements and played an important role in assisting Digital to obtain a long-term extension of a large outsourcing contract in Canada. In 1996, Digital was awarded an engagement to provide services in support of one of the industry's largest desktop outsourcing engagements. This particular Engagement Client is one of the world's largest financial institutions and presents global opportunities for Digital and the Company. As a result of these engagements, the Company's relationship with Digital has begun to expand into other geographic areas, including the U.S. and the United Kingdom. Revenues from Digital accounted for 24.1%, 11.4% and 5.4% of the Company's total revenue for the years ended December 31, 1997, 1996 and 1995, respectively.

     Other Evolving Relationships. The foundation of the Company's business strategy is to identify and build lasting relationships with certain major participants in the IT outsourcing market. In 1995, the Company identified Perot Systems as a high growth provider of IT outsourcing that was not a direct competitor of its existing Strategic Clients. During 1995, the Company was awarded a small engagement by Perot System's Energy Systems group. In 1996 and 1997, the Company was awarded two larger engagements with this organization. The Company believes that the reputation being built and the client understanding gained in these engagements provides a platform for the pursuit of a long-term Strategic Client relationship.

     In 1997, the Company held a series of meetings with executives at Oracle to explore the potential to add more service content to their current offerings. Similar discussions are still underway regarding partnering opportunities for the future.

Operations

     The Company's organizational structure is composed of three parts: customer teams, an enablement team and corporate management and staff.

     Customer teams are responsible for the actual delivery of the Company's services and provide individual, specific customer focus. Each customer team has full accountability for the success of the Company's relationship and business execution with a particular Strategic Client and is directly responsible for the marketing, closing, and delivery of services to that client. Within customer teams empowered entrepreneurial business units are responsible for a single or group of contracts or for a geographical area with its Strategic Client.

     The Company's enablement team is responsible for assisting customer teams in handling the significant upfront activities which occur during the beginning and transition phases of engagements. The enablement team precedes customer teams when entering new geographical locations and establishes the required infrastructure to service clients at that location. When entering new international locations, this often means identifying legal, accounting, bookkeeping, and human resource support; organizing a new business entity; and acquiring physical facilities. The enablement team also supports transition efforts (new engagement start-ups) by providing experienced specialists to provide facility, administrative and other support to the customer team.

     The Company's corporate management and staff, which includes the Strategic Programs Group, is responsible for establishing the strategic direction of the Company, strategic marketing, investor relations, corporate finance and accounting, human resource policy guidance, and other administrative support services.

     In structuring each outsourcing engagement, the Company works with its Strategic Clients to identify elements within the engagement where the Company can assume full responsibility for contract performance. The breadth of the Company's service offerings provides meaningful flexibility to the Strategic Client in providing a total solution to the Engagement Client's outsourcing requirements. The Company's roles include providing services both at Strategic Clients' and Engagement Clients' locations locally, nationally and internationally.

     In a typical engagement, the Company will retain the personnel working within the function that is being outsourced. The Enablement Team will support this transition, by establishing the required infrastructure to support the new work site. In addition, this team will support the process of transitioning the incumbent personnel, evaluating their capabilities and selectively hiring productive outsourced personnel as Company employees. The Company strives to cultivate strong morale and develop its culture with new employees, emphasizing the degree to which it values these employees, who often find the opportunity to work with the Company appealing compared to their previous positions working in a non-core function. The customer team also focuses on "seamless transitions" by minimizing any disruption within the outsourced function, often overstaffing new engagements to ensure client satisfaction. Since the Company normally selects the majority of the staff on an engagement from incumbent personnel, the recruiting function for each new engagement is normally minimal. Therefore, the Company's growth to date has not been impeded by the availability of qualified technical personnel. As the Company implements efficiencies at an engagement, it is able to selectively utilize existing employees for other engagements and business opportunities.

     As each outsourcing engagement is transitioned over to the Company, operational management is inserted into the engagement to oversee the Company's role on an ongoing basis. Within customer teams, the operational managers and engagement staff are formed into empowered, entrepreneurial business units, responsible and accountable for the outcome of this engagement. During the early stages of each engagement, the outsourced function is evaluated and reengineered for quality of performance and efficiency, as the Company seeks to drive down operational costs while exceeding service delivery expectations of the client. Each customer team has full accountability for the success of the Company's relationships and business execution with its client, and is directly responsible for delivering contracted solutions and services, and identifying, marketing and closing additional new business opportunities within existing engagements.

Sales and Marketing

     To date, the Company has focused its marketing efforts on maintaining and expanding its relationships with a limited number of Strategic Clients. The Company's customer-intimate business model is the driving force of the sales and marketing functions. Since the Company has co-located its offices with those of its Strategic Clients, its customer teams are designed to focus on and serve the Strategic Client in targeted market segments. Each customer team includes two or more account executives who have the responsibility to expand the Company's business with that Strategic Client. Since the customer teams are closely aligned with and co-located with the Strategic Client, the Company is in a better position to anticipate and respond to the Strategic Client's unique needs, thereby creating a competitive advantage by ensuring account control and growth with its Strategic Clients. After establishing its customer team in a manner which the Company believes will exceed its Strategic Client's expectations, the Company seeks to expand its marketing activities from that location.

     Once the customer teams can anticipate the Strategic Client's future needs, the Company's Strategic Programs Group is responsible for positioning the Company to meet these needs through new service offerings. Under the leadership of the Strategic Programs Group, the Company has made, and will continue to make, significant investments to position itself in key industries, technologies and global markets.

Competition

     The IT services market is highly competitive and is served by numerous firms, including systems consulting and integration firms, professional services companies, application software firms, temporary employment agencies, the professional service groups of computer equipment companies, facilities management and management information systems outsourcing companies, certain "Big Six" accounting firms, and general management consulting firms. Many participants in the commercial IT services market have significantly greater financial, technical and marketing resources and generate greater revenues than the Company. The Company believes that the principal competitive factors in the commercial IT services industry include responsiveness to client needs, the ability to cause the transition of the outsourced services to occur on a prompt and seamless basis, quality of service, employee relations, price, management capability and technical expertise. The Company believes that its ability to compete also depends on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate skilled technical and management personnel, the price at which others offer comparable services and the extent of its competitors' responsiveness to client needs.

Employees

     As of December 31, 1997, the Company employed over 1,600 full time persons. Approximately 147 of these employees have managerial responsibilities, and over 1,453 have technical responsibilities. The Company typically utilizes the services of independent contractors only in short-term engagements and certain international engagements. The Company believes that its relationships with its employees are good.

     Five of the Company's employees are represented by the Southern California Professional Engineering Association under a collective bargaining agreement which expires on January 10, 1999. Twelve of the Company's employees are represented by the International Association of Machinists and Aerospace Workers under a collective bargaining agreement which expires on January 15, 1999. Twenty-four of the Company's employees are represented by the Office and Professional Employees International Union (the "OPEIU") under a collective bargaining agreement that expires on February 29, 2000. The Company believes that its relationships with each union is good.

Item 2. PROPERTIES.

     The Company's headquarters and principal administrative, sales and marketing functions are located in approximately 14,100 square feet of leased space in Greenbelt, Maryland. This lease expires in December 2003. The Company leases office space in thirteen U.S. cities, as well as in Vancouver, British Columbia; Toronto, Ontario; Calgary, Alberta; Sau Paulo, Brazil; and Mexico City, Mexico. Additionally, the Company shares an office with a joint venture partner in London, England.

     The Company anticipates that additional space will be required as business expands and believes that it will be able to obtain suitable space as needed. In addition, the Company intends to open offices during the next 24 months in Continental Europe and the Asia-Pacific Rim to complement its current international offices.

Item 3. LEGAL PROCEEDINGS.

     The Company believes that there are no claims or actions against the Company the ultimate disposition of which will have a material adverse effect on the Company's results of operations or consolidated financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     Stock Data: The Company's Common Stock, par value $0.01 per share, commenced trading on the NASDAQ National Market tier of The NASDAQ Stock Market on October 22, 1997, under the symbol "OAOT." As of December 31, 1997, there were 1,204 record holders of the Company's Common Stock based on information provided by the Company's transfer agent. The following table sets forth, for the periods indicated, the high and low closing prices for the Company's Common Stock.

                                                         1997
                                                  ---------------------
        Quarter                                      High        Low
                                                  ----------  ---------
        Fourth                                    $ 12 1/2      $ 8 1/2

     The Company has not paid cash dividends on its Common Stock to date. It is the present policy of the Company to retain future earnings to finance the growth and development of its business, and therefore the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Furthermore, certain financial covenants in the Company's bank credit agreement restrict the Company's ability to pay cash dividends.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1997, 1996, 1995 and 1994, and the balance sheet data as of December 31, 1997, 1996, 1995 and 1994 have been derived from consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, independent auditors. The statement of operations data for the year ended December 31, 1993 and the balance sheet data as of December 31, 1993 have been derived from the Company's unaudited consolidated financial statements which, in the opinion of management, include all significant, normal and recurring adjustments necessary for a fair presentation of the financial position and results of operations for such unaudited period.

(In thousands, except per share amounts)                   For the years ended December 31,
                                              ------------------------------------------------------
                                                1997       1996       1995       1994        1993(1)
                                              --------   --------   --------    --------    --------
Statement of Operations Data:
Revenues                                      $ 84,666   $ 57,891   $ 38,229    $ 22,472    $ 12,142
Direct costs                                    65,882     43,896     28,548      16,503       8,944
                                              --------   --------   --------    --------    --------
Gross profit                                    18,784     13,995      9,681       5,969       3,198
                                              --------   --------   --------    --------    --------
Selling, general and administrative             13,551     10,824      7,338       4,743       2,612
                                              --------   --------   --------    --------    --------
Income from operations                           5,233      3,171      2,343       1,226         586
Interest expense, net                              453         46        115          61          49
                                              --------   --------   --------    --------    --------
Income before income taxes                       4,780      3,125      2,228       1,165         537
Provision for income taxes                       1,912      1,315      1,139         466         215
                                              --------   --------   --------    --------    --------
Net income                                    $  2,868   $  1,810   $  1,089    $    699    $    322
                                              ========   ========   ========    ========    ========
Net income per common share:
     Diluted(2)                               $   0.26   $   0 17
                                              ========   ========
     Basic(2)                                 $   0.27   $   0.18
                                              ========   ========


(In thousands)                                                   As of December 31,
                                             ---------------------------------------------------------
                                                1997       1996       1995       1994         1993 (1)
                                             ---------   ---------  ---------  ---------    ---------
Balance Sheet Data:
Working capital                               $ 33,249   $  4,718   $ (1,446)   $   (964)   $   (762)
Total assets                                    50,342     12,828      5,801       3,198       1,139
Capital lease obligations, including
   current portion                               1,435        476        251         --          --
Stockholders' equity                            38,066      5,840      1,654         565         257

-----------
(1) The Company's initial year of operations began in 1993 as a division of OAO Corporation. The Company was incorporated in March 1996 and was spun off from OAO Corporation in April 1996. As these were entities under common control, the merger was accounted for similar to that of a pooling-of-interests and as a result, the financial statements of the Company have been presented at historical cost since its inception in 1993. See Notes 1 and 2 to the Consolidated Financial Statements.

(2) See Note 4 to Notes to Consolidated Financial Statements for information concerning calculation of diluted and basic net income per common share.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements and Notes thereto found in Item 8 of this Form 10-K. Historical results and percentage relationships among any amounts in these Financial Statements are not necessarily indicative of trends in operating results for any future period.

     The statements which are not historical facts contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes to Consolidated Financial Statements, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ materially based on numerous factors, including but not limited to the Company's dependence on key Strategic Clients, risks associated with fixed-price contracts, competition in the industry, general economic conditions, and other risks described herein and in the Company's other Securities and Exchange Commission filings.

Overview

     The Company provides a wide range of outsourced IT solutions and professional services, including the operation of large-scale data center complexes and networks ("Megacenter Operations"), distributed systems management ("DSM"), staffing services and other IT services. The Company provides services generally on a long-term, fixed-price contractual basis, to Strategic Clients as part of an IT outsourcing team providing services to a wide range of Engagement Clients, who are the ultimate end-users of the services. The Company's primary Strategic Clients have been IBM's Global Services and Digital Equipment Corporation. Engagement Clients include Ameritech, McDonnell Douglas, Campbell Soup and Ryder Systems Corporation.

     The Company has experienced substantial growth since its inception, with revenues increasing to $84.7 million in 1997, from $12.1 million in 1993. The Company's operating results, particularly its quarterly results, can be affected by potentially lower margins on certain incremental revenue contracts prior to the achievement of expected operating efficiencies. Engagements which involve new services to existing customers or services to new customers may result in lower margins during the early term of the engagement. The Company has historically experienced margin improvements over the course of its engagements. In addition, operating results can be affected by the level of the Company's investments in international and other business development. The Company believes that its business is not seasonal. Quarterly results can be affected by the Company's level of investment in international and other business development, as well as the commencement of new contracts and engagements, the loss of major Strategic Clients or Engagement Clients, the timing of personnel cost increases and the portion of revenues derived from new client engagements.

     The Company's relationship with its first Strategic Client, IBM, has continued to expand in terms of revenues, the range of services provided, the number of engagements and the number of IBM business units which have engaged the Company's services. While the Company expects IBM to continue to represent the majority of the Company's revenues for the foreseeable future, revenues from IBM have been declining on a percentage basis, accounting for 66.2%, 82.2% and 88.7% of the Company's total revenues for the years ended December 31, 1997, 1996 and 1995, respectively. This revenue trend is primarily attributable to the Company's expanding relationship with Digital, which became a Strategic Client in 1995. The Company is currently a major delivery partner of Digital for outsourcing engagements across Canada and its relationship with Digital has expanded into other geographic areas. Revenues from Digital accounted for 24.1%, 11.4% and 5.4% of the Company's total revenues for the years ended December 31, 1997, 1996 and 1995, respectively. The loss of IBM or Digital as a Strategic Client or a decrease in the revenue derived from the Company's relationships with either IBM or Digital would have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that either Strategic Client will continue to engage the Company's services at historical levels, if at all. The termination or nonrenewal of a Strategic Client's contract by an Engagement Client could also have a material adverse effect on the Company's business, operating results and financial condition. The Company has recently expanded its business development activities to include establishing relationships with Perot Systems and NCR. Because the Company intends to maintain relationships with a limited number of Strategic Clients, the Company's opportunity to obtain engagements from other entities including major competitors of these Strategic Clients will be significantly limited. As a result, the Company's revenue will likely continue to be derived from a limited number of clients and the Company's future growth opportunities will likely be tied to the opportunities presented to its Strategic Clients.

     For the years ended December 31, 1997, 1996 and 1995, approximately 60.8%, 73.8% and 92.0% of the Company's revenues, respectively, were derived from fixed-price contracts. Substantially all of the Company's Megacenter Operations engagements, which accounted for approximately 43.0%, 60.2% and 79.8% of revenues for the years ended December 31, 1997, 1996 and 1995, respectively, are performed under multi-year, fixed-price contracts. These contracts range from three to ten years in length and are accounted for under the percentage of completion method. A portion of the Company's DSM engagements are also performed under multi-year, fixed-price contracts. For the years ended December 31, 1997, 1996 and 1995, DSM contracts accounted for approximately 28.3%, 17.7% and 6.9% of the Company's total revenues, respectively. The Company's fixed-price contracts generally require the Company to meet certain pre-established levels of service while achieving certain operating or managerial efficiencies during the course of the engagements. Profitability is generally lower during the early term of the these engagements as the Company invests in assuring a smooth start-up and in attaining certain service levels prior to the implementation of productivity improvements. Upon completion of the initial performance phase, the Company initiates activities to increase profitability through improved management practices and the establishment of new technical and operational methodologies.

     In 1995, the Company began an initiative to diversify its business by increasing the scope of its service offerings and through geographic expansion. In 1995, the Company entered into its first engagement to provide DSM services, an area which the Company had previously performed only limited services within other engagements. The Company believes that its DSM services represent a significant source of future potential growth. The Company's geographic expansion into international markets began in 1995 and has accelerated during 1996 and 1997. See Note 14 to Notes to the Consolidated Financial Statements. In particular, primarily as a result of its relationship with Digital, the Company's revenues derived from the Canadian market grew to $20.4 million for the year ended December 31, 1997 from $2.1 million for the year ended December 31, 1995. The Company also has been engaged to provide services in Mexico, South America and the United Kingdom and plans to expand its business to other international markets. In seeking to expand its international presence, the Company intends to enter into joint ventures, partnerships or other types of strategic alliances with organizations located in these markets. The Company's current and future international business activities are subject to a variety of potential risks, including political, regulatory and trade and economic policy risks. The Company will also be subject to the risks attendant to transacting in foreign currencies. In addition, many foreign governments have laws which provide employees with significantly more favorable severance and other social welfare benefits than are generally provided in the United States.

     While the IT services industry has generally experienced labor shortages and wage inflation in excess of most other industries, the Company's engagements have not been affected, primarily due to the Company's practice of retaining the majority of the outsourced personnel. The Company prices its services under these engagements on the basis of the historical cost of the outsourced function, managerial experience and its assessment of evolving technical factors. The Company also enters into staffing services engagements requiring high-demand IT specialists for terms ranging up to 18 months, usually on a time and materials basis. The Company is subject to the same general labor pressures inherent in the IT services industry when performing these engagements, which are primarily related to the Company's DSM and systems integration services. The Company is dependent upon its ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients. In pricing its services under shorter term engagements, the Company evaluates the existing labor market for IT specialists and the expected duration of the engagement.

     The Company often places its employees in the workplace of Strategic Clients and Engagement Clients. The Company is therefore exposed to potential liability with respect to actions taken by its employees, such as damages caused by employee errors, misuse of client-proprietary information or theft of client property. Due to the nature of the Company's potential liability with respect to any such actions, there can be no assurance that any insurance maintained by the Company will be adequate to cover any such liability.

     The Company's primary strategy is to become one of the premier providers of outsourced IT solutions and professional services by leveraging its existing Strategic Client relationships, selectively expanding the base of Strategic Clients, increasing international presence, continuing development of industry-specific expertise and pursuing acquisitions and alliances.

Results of Operations


     The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenue:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                   1997        1996      1995
                                                  -------     -------  --------
Revenues........................................   100.0%     100.0%    100.0%
Direct costs....................................    77.8       75.8      74.7
                                                   -----      -----     -----
     Gross profit...............................    22.2       24.2      25.3
                                                   -----      -----     -----
Selling, general and administrative expense.....    16.0       18.7      19.2
                                                   -----      -----     -----
Income from operations..........................     6.2        5.5       6.1
Interest expense, net...........................     0.5        0.1       0.3
                                                   -----      -----     -----
     Income before income taxes.................     5.7        5.4       5.8
Provision for income taxes......................     2.3        2.3       3.0
                                                   -----      -----     -----
     Net income.................................     3.4%       3.1%      2.8%
                                                   =====      =====     =====

Comparison of Year Ended December 31, 1997, to the Year Ended December 31, 1996

Revenues

     The Company's revenues increased 46.3% to $84.7 million for the year ended December 31, 1997, from $57.9 million for the year ended December 31, 1996. This increase was generally attributable to increases in international revenues and increases in revenues from newer lines of business, such as DSM services. International revenue, primarily from the Company's relationship with Digital in Canada, increased to $20.4 million for the year ended December 31, 1997, compared to $6.9 million for the same prior year period. Revenues from the Company's DSM services increased by 135.3% to $24.0 million in 1997, compared to $10.2 million in 1996. Revenues from the Company's Megacenter Operations increased by 4.3% to $36.4 million for the year ended December 31, 1997, compared to $34.9 million for the year ended December 31, 1996.

Direct Costs

     The Company's direct costs increased 50.1% to $65.9 million for the year ended December 31, 1997, compared to $43.9 million for the year ended December 31, 1996. Direct costs consist primarily of direct labor costs and related fringe benefit costs. As a percentage of revenue, direct costs increased to 77.8% for the year ended December 31, 1997, compared to 75.8% for the year ended December 31, 1996. This percentage increase is primarily due to the higher proportion of revenues from new engagements and new services in 1997 compared to 1996. In entering new engagements, the Company may accept short term contracts that do not include the economies of scale, leverage or short term opportunities for productivity improvements that are available in more mature or longer term engagements. The Company believes that these initial contracts are important in penetrating new markets and in establishing the degree of customer confidence required to secure additional business.

Selling, General and Administrative

     Selling, general and administrative ("SG&A") expenses increased 25.9% to $13.6 million for the year ended December 31, 1997, compared to $10.8 million for the year ended December 31, 1996. As a percentage of revenues, these expenses decreased to 16.0% from 18.7%, which the Company generally attributes to increased economies of scale from higher revenues. The aggregate increase was primarily the result of the continued development of additional service capabilities and other expenditures necessary to support the Company's growth. The Company intends to continue building its marketing, financial and administrative infrastructure to enable it to support its growth opportunities.

Interest Income, Expense and Tax Provision

     Interest income was approximately $70,000 and $30,000 for the year ended December 31, 1997, and 1996, respectively. Interest income increased due to income earned on the proceeds of the Company's Initial Public Offering (the "Offering") completed on December 4, 1997. Interest expense was approximately $523,000 for the year ended December 31, 1997, as compared to approximately $76,000 for the year ended December 31, 1996. Interest expense increased due to increased borrowings in 1997 to support working capital requirements prior to the completion of the Offering. The effective tax rate decreased to 40.0% for the year ended December 31, 1997, compared to 42.1% for the year ended December 31, 1996, primarily due to a change in the distribution of income among various tax jurisdictions.

Comparison of Year Ended December 31, 1996, to Year Ended December 31, 1995

Revenues

     The Company's revenues increased 51.6% to $57.9 million for the year ended December 31, 1996, from $38.2 million for the year ended December 31, 1995. This increase was primarily due to volume increases within existing contracts resulting from growth in the Company's ongoing business, an expansion of the scope of services provided by the Company, increases in international revenue and increases in revenues from newer lines of business. International revenues, primarily from the Company's relationship with Digital in Canada, increased 228.6% to $6.9 million for the year ended December 31, 1996, from $2.1 million for the year ended December 31, 1995. Revenues from the Company's Megacenter Operations increased 14.4% to $34.9 million for the year ended December 31, 1996, from $30.5 million for the year ended December 31, 1995. Revenues from the Company's DSM services increased 325.0% to $10.2 million for the year ended December 31, 1996, from $2.4 million for the year ended December 31, 1995.

Direct Costs

     The Company's direct costs increased by 54.0% to $43.9 million for the year ended December 31, 1996, from $28.5 million for the year ended December 31, 1995. As a percentage of revenues, direct costs increased to 75.8% for the year ended December 31, 1996, from 74.7% for the year ended December 31, 1995. The Company attributes this increase to increased revenues from DSM engagements and the attendant costs associated with its establishment and development of this service offering.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 47.9% to $10.8 million for the year ended December 31, 1996, from $7.3 million for the year ended December 31, 1995. The Company primarily attributes the aggregate increase to the costs associated with the expansion of its international infrastructure and to the costs associated with developing contacts and marketing in its targeted international markets. Costs associated with these initiatives were $3.1 million in 1996, compared to an insignificant amount in 1995. In addition, selling, general and administrative expenses increased as the result of hiring of additional management and administrative personnel necessary to support the Company's growth.

Interest Expense and Provision for Income Taxes

     Interest expense was not material in either year as the Company satisfied its working capital needs through cash generated from operations and in 1996 from a $5.0 million investment by Safeguard Scientifics, Inc. ("Safeguard"). The effective tax rate decreased to 42.1% in 1996 from 51.1% in 1995 as a result of losses incurred in international tax jurisdictions during 1995 for which no tax benefit was recorded.

Liquidity and Capital Resources

     Cash and cash equivalents were $22.2 million at December 31, 1997. The $21.3 million increase in cash and cash equivalents during 1997 is due to the receipt of $29.2 million in net proceeds from the Offering. The Company utilized a portion of the proceeds to pay off its debt of $6.8 million, acquire certain assets of UniHealth Investment Company (see Note 3 in the Notes to Consolidated Financial Statements), and to fund working capital needs.

     The use of cash in operations in 1997 and 1996 of $5.1 and $3.4 million, respectively, was primarily the result of increases in both billed and unbilled accounts receivable, partially offset by income from operations and increases in accounts payable and accrued expenses. The overall increase in billed accounts receivable was primarily the result of increased revenues and an increase in the average time period in which accounts receivable have been collected. Unbilled accounts receivable increased to $9.4 million at December 31, 1997, from $4.8 million at December 31, 1996, primarily as a result of revenue growth, as well as performance of services under fixed price contracts in excess of billings. This occurs when predetermined billing arrangements do not coincide with costs incurred on the project. Furthermore, the Company often receives requests to perform services on an as-needed basis to which it must immediately respond. These services may sometimes be delivered prior to the receipt of written purchase orders, resulting in a delay in billing. The majority of the unbilled receivables at December 31, 1997, is expected to be billed within the next twelve months. The Company has begun to take steps to improve its collection of accounts receivable, including increased sensitivity to payment terms and procedures for quick response orders in the contracting process, initiation of accounts receivable collection incentive compensation, and increased ongoing monitoring efforts. During 1997, as described below, the Company obtained a $10.0 million accounts receivable-based credit facility to fund the increase in receivables.

     The Company's business is not capital intensive and capital expenditures in any given year are ordinarily not significant. Capital expenditures amounted to $2.0 million in 1997, $970,000 in 1996, and $580,000 in 1995. Capital
expenditures during 1997 included expenditures associated with the Company's new leased corporate headquarters facility and costs associated with the development of a new operational, administrative and financial information system. This system, on which the Company has spent $1.5 million through December 31, 1997, is designed to be Year 2000 compliant. Implementation is expected to be completed by the third quarter of 1998 at an additional estimated cost of $2.5 million.

     The Company currently has a $10.0 million revolving credit agreement and $750,000 line of credit with a federally insured depository bank. Advances under the revolving credit agreement are limited to 80.0% of certain eligible accounts receivable of the Company, and bear interest, at the Company's option, at the bank's overnight base rate plus 2% or at LIBOR plus 2%. As of December 31, 1997, based on the amount of such accounts receivable, the Company was eligible to borrow $7.2 million under the revolving credit agreement. The Company is required to maintain certain financial and other covenants under the revolving credit agreement and line of credit. There were no outstanding balances under either the revolving credit agreement or the line of credit as of December 31, 1997.

     The Company currently anticipates that the amounts available under its revolving credit agreement and line of credit, cash generated from operations and existing cash balances will be sufficient to satisfy its operating cash needs through December 31, 1998. The Company believes that additional bank credit would be available to fund such operating and capital requirements if the Company's cash needs expand more rapidly than expected. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities. No assurance can be given, however, that such bank credit or debt or equity financing will be available to the Company on terms and conditions acceptable to the Company, if at all.

Impact of the Year 2000 Issue

     The Year 2000 issue results from the fact that many computer programs were previously written using two digits rather than four to define the applicable year. Programs written in this way may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company is in the process of modifying its MC 400 software to make it Year 2000 compliant. These modifications are not significant and are expected to be completed in mid 1998. The Company believes that any Year 2000 non-compliance in the installed base of this software will not result in any material adverse impact on the Company's business or financial condition. The Company is also in the process of implementing a Year 2000 compliant internal operational, administrative and financial information system which is expected to be implemented by the third quarter of 1998. The Company is unable to predict the impact, if any, on the Company's business or financial condition as a result of its Strategic Clients, Engagement Clients, or significant vendors becoming Year 2000 compliant.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of OAO Technology Solutions, Inc. and Subsidiaries are filed as part of this form 10-K.


Index to Financial Statements and Schedule                                            Page
------------------------------------------                                            ----

Financial Statements:

   Independent Auditors' Report ....................................................   21

   Consolidated Statements of Operations for the years ended December 31, 1997,
      1996 and 1995 ................................................................   22

   Consolidated Balance Sheets as of December 31, 1997 and 1996 ....................   23


   Consolidated Statements of Cash Flows for the years ended December 31, 1997,
      1996 and 1995 ................................................................   24

   Consolidated Statements of Stockholders' Equity for the years ended December 31,
      1997, 1996 and 1995 ..........................................................   25

   Notes to Consolidated Financial Statements ......................................   26

Schedule:

   Schedule II - Valuation and Qualifying Accounts .................................   37

     Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of OAO Technology Solutions, Inc.:

     We have audited the accompanying consolidated balance sheets of OAO Technology Solutions, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OAO Technology Solutions, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Washington, D.C.
February 10, 1998

                         OAO TECHNOLOGY SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Thousands, Except Per Share Amounts)


                                                      For the years ended December 31,
                                                 -----------------------------------------
                                                      1997          1996           1995
                                                  ----------     ----------     ----------
Revenues                                          $   84,666     $   57,891     $   38,229
Direct costs                                          65,882         43,896         28,548
                                                  ----------     ----------     ----------
Gross profit                                          18,784         13,995          9,681

Selling, general and administrative                   13,551         10,824          7,338
                                                  ----------     ----------     ----------
Income from operations                                 5,233          3,171          2,343
Interest expense, net                                    453             46            115
                                                  ----------     ----------     ----------
Income before income taxes                             4,780          3,125          2,228
Provision for income taxes                             1,912          1,315          1,139
                                                  ----------     ----------     ----------
Net income                                        $    2,868     $    1,810     $    1,089
                                                  ==========     ==========     ==========
Net income per common share:
    Diluted                                       $     0.26     $     0.17*
                                                  ==========     ==========
    Basic                                         $     0.27     $     0.18*
                                                  ==========     ==========
Weighted average number of shares outstanding:
    Diluted                                       11,202,171     10,497,534*
                                                  ==========     ==========
    Basic                                         10,598,130     10,000,000*
                                                  ==========     ==========

* Pro forma



        The accompanying notes are an integral part of these consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                 DECEMBER 31,
                                                                           -----------------------
                                                                              1997         1996
                                                                           ----------   ----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                              $   22,221   $      876
    Accounts receivable:
       Billed                                                                  12,146        5,031
       Unbilled                                                                 9,400        4,831
                                                                           ----------   ----------
                                                                               21,546        9,862
    Deferred income taxes                                                        --            352
    Other current assets                                                          875          330
                                                                           ----------   ----------
       Total current assets                                                    44,642       11,420
Property and equipment, net                                                     4,611        1,384
Deposits and other assets                                                         753           24
Goodwill                                                                          336         --
                                                                           ----------   ----------
       Total assets                                                        $   50,342   $   12,828
                                                                           ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $    3,773   $    1,759
    Accrued expenses                                                            5,720        3,681
    Income taxes payable                                                          477          141
    Unearned revenue                                                              379          931
    Notes payable                                                                 378         --
    Current portion of capital lease obligations                                  552          190
    Deferred income taxes                                                         114         --
                                                                           ----------   ----------
       Total current liabilities                                               11,393        6,702
Capital lease obligations, net of current portion                                 883          286
Commitments and contingencies
Stockholders' equity:
    Common  stock,  par value  $.01 per  share, 25,000,000
      shares  authorized; 16,285,050  and 10,000,000
      shares issued and  outstanding at December 31, 1997,
      and 1996, respectively                                                      163          100
    Additional paid-in capital                                                 34,454        4,950
    Deferred compensation                                                         (76)        --
    Stockholders' receivable                                                     (133)        --
    Retained earnings                                                           3,658          790
                                                                           ----------   ----------
       Total stockholders' equity                                              38,066        5,840
                                                                           ----------   ----------
       Total liabilities and stockholders' equity                          $   50,342   $   12,828
                                                                           ==========   ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)


                                                                         For the years ended December 31,
                                                                         --------------------------------
                                                                           1997        1996        1995
                                                                         --------    --------    --------
Cash Flows from Operating Activities:
     Net income                                                          $  2,868    $  1,810    $  1,089
     Adjustments  to  reconcile  net  income to net cash (used in)
     provided  by operating activities:
       Depreciation and amortization                                          413         245          21
     Changes in assets and liabilities, net of effects of acquisition:
       Accounts receivable, net                                           (11,406)     (7,831)     (1,198)
       Deferred income taxes                                                  466          89          14
       Other current assets                                                  (545)       (293)        (37)
       Due from OAO Corporation                                              --          --        (1,982)
       Deposits and other assets                                             (765)        (24)       --
       Accounts payable                                                     2,014         331         393
       Accrued expenses                                                     2,039       1,970       1,349
       Unearned revenue                                                      (552)        174         702
       Income taxes payable                                                   336         141        --
                                                                         --------    --------    --------
              Net cash (used in) provided by operating activities         (5,132)     (3,388)        351
                                                                         --------    --------    --------
Cash Flows from Investing Activities:
     Expenditures for property and equipment                               (1,969)       (970)       (580)
     Investment in OAO Healthcare Solutions, Inc.                            (398)       --          --
                                                                         --------    --------    --------
              Net cash used in investing activities                        (2,367)       (970)       (580)
                                                                         --------    --------    --------
Cash Flows from Financing Activities:
     Proceeds from the sale of common stock                                29,339       5,000        --
     Payments on capital lease obligations                                   (495)        (57)        (13)
     Borrowings under credit agreements                                     6,800         282         250
     Payments on credit agreements                                         (6,800)       --          --
                                                                         --------    --------    --------
              Net cash provided by financing activities                    28,844       5,225         237
                                                                         --------    --------    --------

Net increase in cash and cash equivalents                                  21,345         867           8
Cash and cash equivalents, beginning of period                                876           9           1
                                                                         --------    --------    --------
Cash and cash equivalents, end of period                                 $ 22,221    $    876    $      9
                                                                         ========    ========    ========

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                                          $    176    $     45    $    116
     Cash payments for income taxes                                           844       1,085        --

Supplemental Noncash Investing and Financing Activities
     Capital asset and lease obligation additions                        $  1,454    $   --      $   --


        The accompanying notes are an integral part of these consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (Dollars and Shares in Thousands)


                                                       For the years ended December 31, 1997, 1996 and 1995
                                          --------------------------------------------------------------------------------------
                                              Common Stock
                                          --------------------
                                                                 Additional                                            Total
                                                                  Paid-In       Deferred    Stockholders' Retained  Stockholders'
                                           Shares     Amount      Capital     Compensation   Receivable   Earnings     Equity
                                          --------  ----------   ----------   ------------  -----------  ---------- ------------
Balance, December 31, 1994                 5,000     $     50     $   --        $   --        $   --      $    515      $    565
Net income                                  --           --           --            --            --         1,089         1,089
                                          ------     --------     --------      --------      --------    --------      --------
Balance, December 31, 1995                 5,000           50         --            --            --         1,604         1,654
Net income                                  --           --           --            --            --         1,810         1,810
Sale of common stock                       5,000           50        4,950          --            --          --           5,000
Distribution to OAO Corporation             --           --           --            --            --        (2,624)       (2,624)
                                          ------     --------     --------      --------      --------    --------      --------
Balance, December 31, 1996                10,000          100        4,950          --            --           790         5,840
Exercise of stock options                     50            1           99          --            --          --             100
Sale of common stock                       6,235           62       29,310          --            (133)       --          29,239
Option grants to Advisory Council
    members                                 --           --             95           (95)         --          --            --
Amortization of deferred
    compensation
                                            --           --           --              19          --          --              19
Net income                                  --           --           --            --            --         2,868         2,868
                                          ------     --------     --------      --------      --------    --------      --------
Balance, December 31, 1997                16,285     $    163     $ 34,454      $    (76)     $   (133)   $  3,658      $ 38,066
                                          ======     ========     ========      ========      ========    ========      ========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF COMPANY AND CORPORATE ORGANIZATION

     OAO Technology Solutions, Inc. (the "Company") along with its wholly owned subsidiaries, provides a wide range of outsourced information technology solutions and professional services, including the operation of large-scale data center complexes and networks, distributed systems management, staffing services and other information technology services.

     The Company's business began in January 1993, as a separate business division of OAO Corporation ("OAO"), an organization that provides IT services to governmental entities. OAO formed the Company as a separate business division in order to provide IT solutions and services to corporate clients. The Company became a wholly-owned subsidiary of OAO when it was incorporated in September 1995. The Company was re-incorporated in the State of Delaware in March 1996. In April 1996, the Company was spun-off from OAO.

     Subsequently, on April 8, 1996, Safeguard Scientifics, Inc. ("Safeguard") invested $5.0 million in the Company in exchange for 5.0 million shares of common stock, which represented 50% of the common stock outstanding as of that date.

     The accompanying financial statements reflect the Company's operations since its formation as a division of OAO. Prior to the spin-off and recapitalization as a new company in April, 1996, the Company's financial statements include allocations of indirect costs of OAO, primarily rent and administrative costs, of approximately $484,000 and $2.2 million for the years ended December 31, 1996 and 1995, respectively. These allocations have been based on the relative sales and labor costs of the Company as compared to the total sales and labor costs of OAO and its subsidiaries. Such allocations were consistent with that required by the Defense Contract Audit Agency in connection with the administration of OAO's U.S. government contracts and are considered reasonable by management. In connection with the spin-off and subsequent investment by Safeguard, certain obligations to the Company from OAO as of the date of the spin-off, in the amount of $2.6 million were forgiven by the Company and treated as a distribution to OAO. This transaction has been reflected in the accompanying financial statements as a reduction of stockholders' equity at the date of the spin-off.

     Subsequent to the spin-off in 1996, the Company was charged administrative fees by OAO of approximately $600,000 through September 30, 1996, for administration of the accounting and human resource functions. No additional fees have been charged by OAO subsequent to September 30, 1996. Such charges were negotiated with OAO based on the charges for such services under the allocation methodology prior to the spin-off and are considered reasonable by management.

     On October 22, 1997, the Company filed a registration statement for the Initial Public Offering (the "Offering") of approximately 6.7 million shares of the Company's common stock. Of these shares, the Company sold 6.2 million shares and three existing shareholders sold 485,000 shares.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of OAO Technology Solutions, Inc. and its wholly owned subsidiaries: OAO Systems; Inc.; OAO Healthcare Solutions, Inc.; OAO Canada, Ltd.; Canadian Network Resources, Ltd.;

Canadian Resources Management, Ltd.; OAO of Mexico, S.A. de C.V.; OAO Brazil, LTDA; and OAO UK Limited. All accounts of non-U.S. subsidiaries have been translated into U.S. dollars and included in the consolidated financial statements. All intercompany accounts and transactions have been eliminated.

     Revenue Recognition. The Company provides services under contracts, primarily to large commercial customers. Revenue is recognized on the majority of fixed price contracts for services over the term of the contract. Revenue under other fixed price contracts is recognized on the basis of the estimated percentage of completion of services rendered. Revenues under time-and-materials contracts are recorded at the contracted rates times the labor hours plus other direct costs as incurred. Anticipated losses on all contracts are recognized as soon as they become known.

     The Company accounts for software revenues in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 91-1, "Software Revenue Recognition." Revenues earned under software license agreements with end users are generally recognized when the software has been shipped, payment is due within one year, collectibility is probable, and there are no significant obligations remaining.

     Unearned Revenue. Unearned revenue at December 31, 1997 and 1996, represents prepayment for purchases of services that had not been rendered as of the respective dates.

     Cash and Cash Equivalents. The Company considers all securities with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 1997, the Company's cash equivalents consisted of overnight reverse repurchase agreements and demand deposits.

     Property and Equipment. Property and equipment is recorded at cost. The cost of office furniture, computer and office equipment, and purchased software is depreciated from the date of installation using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Included in property and equipment are leasehold improvements and leased equipment, which are depreciated using the straight-line method over the shorter of their estimated useful lives or the term of the related leases. Software development costs incurred for products to be used internally are capitalized and are amortized on a straight line basis over five years. Capitalized software costs are included in property and equipment in the accompanying consolidated balance sheet. Amortization of these costs commences upon completion of the implementation of the software.

     Income Taxes. The provision for income taxes includes Federal and state income taxes currently payable plus the net change during the year in the deferred tax liability or asset. The current or deferred tax consequences of all events that have been recognized in the financial statements are measured based on provisions of enacted tax law to determine the amount of taxes payable or refundable in future periods.

     Currency Translation. The assets and liabilities of the Company's foreign subsidiaries whose functional currency is other than the U.S. Dollar are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of such translation gains and losses, as well as transaction gains and losses, were not material.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Concentration of Risk. The Company's largest customer accounted for approximately 66%, 82%, and 89% of total revenues for the years ended December 31, 1997, 1996, and 1995, respectively. In addition, one other customer accounted for approximately 24%, 11% and 5% of total revenues for the years ended December 31, 1997, 1996 and 1995 respectively.

     Financial instruments that potentially subject the Company to concentration of credit risk principally consist of accounts receivable and cash equivalents. The Company's largest customer accounted for approximately 30% and 76% of accounts receivable as of December 31, 1997 and 1996, respectively. In addition, other customers with balances in excess of 10% accounted for approximately 46% and 19% of accounts receivable as of December 31, 1997 and 1996, respectively. The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support customer receivables. Losses on uncollectible accounts have consistently been within management's expectations.

     The Company has investments in overnight reverse repurchase agreements with a commercial bank. As of December 31, 1997 and 1996, the Company had invested approximately $20.9 million and $0 in overnight reverse repurchase agreements with this bank. The bank provides underlying collateral consisting of U.S government securities which fully secures the carrying value of the reverse repurchase agreements. Because the transactions are entered into and settled daily, management believes that the risk of market value impairment on a given day is nominal.

     Stock-Based Compensation. In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As permitted under this Statement, the Company continues to follow the accounting provisions of Accounting Principles Board ("APB") Opinion No. 25 for the recognition and measurement of employee stock-based compensation and therefore provides only the disclosures required under SFAS No. 123.

3.   ACQUISITION

     In November 1997, the Company acquired certain assets of UniHealth Investment Company, a division of UniHealth, Inc., for approximately $398,000 in cash. This division produces a software product named MC400 which assists managed care organizations in the administration of benefits structures and provider contracts. This acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of the acquired division have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on the fair values of the acquired assets and assumed liabilities at the date of acquisition. The purchase resulted in an excess of purchase price over net assets acquired of approximately $340,000, which is being amortized on a straight-line basis over 7 years. Pro forma information related to this acquisition is not included herein as the acquisition was not material.

4.   NET INCOME PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and accordingly, has been adopted by the Company as of December 31, 1997.

     Calculation of basic and diluted net income per common share for the year ended December 31, 1996, is on a pro forma basis based upon operations for the period, assuming the incorporation, spin-off and the issuance of the common stock all took place on January 1, 1996. For the period ended December 31, 1997, and 1996, the weighted average number of shares outstanding for the calculation of diluted net income per common share includes 604,000 and 498,000 potentially dilutive shares from employee stock options outstanding, respectively. The Company uses the treasury stock method to calculate the potential dilution of employee stock options. For the years ended December 31, 1997 and 1996, net income available to common stockholders was not affected by the Company's potentially dilutive securities.

     Comparative net income per common share data have been restated for prior periods. In connection therewith, common stock and options issued within one year prior to the original filing of the Company's Offering at prices below the Offering price, which had previously been considered outstanding for all periods presented, have been reflected in the computations of basic and diluted net income per common share in accordance with SFAS No. 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, issued February 3, 1998. Such common stock and options have been treated as outstanding only since issuance.

     Options to purchase 364,247 and 76,667 shares of common stock at $5.10 and $5.00, respectively, were outstanding during the second half of 1997 but were not included in the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares. The options were still outstanding at December 31, 1997.

5.   RECENT AUTHORITATIVE PRONOUNCEMENTS

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." The Company is required to adopt the provisions of this Statement for the year ending December 31, 1998. This Statement extends the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No.10, "Omnibus Opinion-1996," No. 15, "Earnings per Share," and FASB Statement No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to the requirements of those standards. As the Company has been subject to the requirements of each of those standards, adoption of SFAS No. 129 will have no impact on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of the statement for fiscal periods beginning after December 15, 1997. The Statement may require the Company to make additional disclosures.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of the Statement for the year ending December 31, 1998. The Statement may require the Company to make additional disclosures.

     In October 1997, the AICPA issued SOP 97-2, "Software Revenue Recognition." This SOP provides guidance on recognizing revenue on software transactions, and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company believes the adoption of this SOP will not have a material impact its financial statements.

6.   UNBILLED ACCOUNTS RECEIVABLE

     Unbilled receivables at December 31, 1997 and 1996 consisted of the following (in thousands):

                                                          1997          1996
                                                        ---------     ---------
Unbilled receivables pending receipt of contractual
    authorization of billing                            $     500     $   1,900
Services performed in excess of billings                    8,900         2,931
                                                        ---------     ---------
      Total unbilled accounts receivable                $   9,400     $   4,831
                                                        =========     =========

     Unbilled receivables include certain costs and a portion of the fee and expected profit, which is billable upon completion of the contracts or the completion of certain tasks under terms of the contracts. Revenues have therefore been recognized under the percentage of completion method for services performed which are not billable under the terms of certain contracts. Additionally, since the Company receives requests to perform services on an as-needed basis and must immediately respond to these requests, the administrative processing to create the applicable purchase orders may occur after services have actually been provided. The majority of the unbilled receivables at December 31, 1997 is expected to be billed within the next twelve months. At December 31, 1997 and 1996, unbilled receivables are net of a reserve for uncollectible accounts of $239,000 and $400,000, respectively.

7.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1997 and 1996, consisted of (in thousands):


                                                          1997          1996
                                                        ---------     ---------
Furniture and equipment                                 $   1,461     $     820
Leasehold improvements                                        308            47
Leased equipment                                            1,846           578
Capitalized software                                        1,844           430
                                                        ---------     ---------
                                                            5,459         1,875
Less accumulated depreciation and amoritization              (848)         (491
                                                        ---------     ---------
    Net property and equipment                          $   4,611     $   1,384
                                                        =========     =========

     The Company leases furniture, equipment and automobiles, and financed certain leasehold improvements under capital leases. The capitalized costs and related accumulated amortization, included in the amounts above, at December 31, 1997 and 1996, are (in thousands):

                                                          1997          1996
                                                        ---------     ---------
Leased equipment                                          $ 1,846       $   578
Leasehold improvements                                        205            19
Less accumulated depreciation and amoritization              (319)         (191)
                                                        ---------     ---------
                                                          $ 1,732       $   406
                                                        =========     =========

8.   ACCRUED EXPENSES

     Accrued expenses at December 31, 1997 and 1996, consisted of (in thousands):

                                                          1997          1996
                                                        ---------     ---------
Accrued salaries, bonuses, and other employee benefits  $   3,321     $   2,222
Payroll taxes and amounts withheld from employees             858           746
Other accrued foreign taxes                                   295          --
Accrued equipment purchases                                   577          --
Other                                                         669           713
                                                        ---------     ---------
         Total accrued expenses                         $   5,720     $   3,681
                                                        =========     =========

9.   CREDIT AGREEMENTS

     The Company has a $10.0 million Revolving Credit Agreement (the "Agreement") with a bank. The Agreement, which matures on May 31, 1999, provides for a commitment fee of 0.375% on the unused portion and interest at the prime rate or, at the Company's option, at the bank's overnight base rate plus 2%, or LIBOR plus 2%. Borrowings under the Agreement are limited to a percentage of eligible billed receivables. The Agreement also requires the maintenance of certain financial covenants and prohibits the payment of dividends. Additionally, the Company has a $750,000 line of credit (the "Line") with the same bank and the same terms as the Agreement. Total borrowings under the Agreement and the Line were $6.8 million during the year, with no outstanding amounts at December 31, 1997.

10.  CAPITAL LEASE OBLIGATIONS

     Capital lease obligations consists of the following at December 31, 1997 and 1996:


                                                          1997          1996
                                                        ---------     ---------
                                                             (in thousands)
Capital lease obligations bearing interest at
  5.00% to 11.72%, aggregate monthly
    payments of approximately $53,000                   $   1,435     $     476
Less current portion of capital lease obligations            (552)         (190)
                                                        ---------     ---------
    Long term portion of capital lease obligations      $     883     $     286
                                                        =========     =========


Future payments under the capital lease obligations are summarized below (in thousands):

                                                        Capital
Year ended December 31,                                 Leases
-----------------------                                --------
     1998                                              $    609
     1999                                                   517
     2000                                                   344
     2001                                                   105
     2002                                                    50
     Thereafter                                              45
                                                       --------
                                                          1,670
     Less amounts representing interest                    (235)
                                                       --------
           Total                                       $  1,435
                                                       ========

11.  STOCKHOLDERS' EQUITY

     During 1997, the Board of Directors approved an increase in the number of authorized shares of common stock to 25.0 million shares, a par value of $0.01 per share, and a split of all shares of common stock at a ratio of 1.6667 to one. All share amounts have been restated to give effect to the stock split. In addition, the Board authorized the issuance of 5.0 million shares of preferred stock, of which none have been issued.

     In 1996, the Company adopted the 1996 Equity Compensation Plan (the "Plan") under which the Company is authorized to grant stock options to employees, officers, directors, and consultants. The Plan provides for the issuance of up to 3.2 million shares of common stock pursuant to the grant of incentive stock options, nonqualified stock options, stock appreciation rights, and restricted stock awards. Generally, these options vest ratably over a four or five year period and expire six to ten years after the date of grant. The exercise price of options granted under the Plan is equal to the estimated fair market value on the date of grant. The Company accounts for employee options under APB Opinion No. 25, under which no compensation cost has been recognized. Pursuant to SFAS No. 123, the Company recognized approximately $19,000 of compensation expense on options granted to Advisory Council members for the year ended December 31, 1997.

     A summary of the status of the Company's stock option plan at December 31, 1997 and 1996 and changes during the years then ended is presented below.


                                                             Number                        Weighted
                                                               of            Exercise       Average
                                                             Option           Price         Exercise
                                                             Shares         Per Share        Price
                                                            ---------      ----------      ---------
Outstanding, January 1, 1996                                     --               --            --
Granted                                                     1,133,333      $2.00-$2.40      $   2.02
Canceled                                                      (16,667)            2.00          2.00
Exercised                                                        --               --            --
                                                            ---------
Outstanding, December 31, 1996                              1,116,666       2.00-2.40           2.02
Granted                                                       505,083       2.40-5.10           4.74
Canceled                                                      (66,223)      2.00-2.40           2.01
Exercised                                                     (50,050)           2.00           2.00
                                                            ---------
Outstanding, December 31, 1997                              1,505,476       2.00-5.10           2.93
                                                            =========


                           Options Outstanding                                  Options Exercisable
------------------------------------------------------------------------     ---------------------------
                         Number             Weighted                             Numbers
        Range         Outstanding           Average            Weighted        Exercisable      Weighted
         of                at              Remaining           Average             at           Average
      Exercise        December 31,        Contractual          Exercise        December 31,     Exercise
       Prices             1997           Life (in years)        Price             1997           Price
    -----------       ------------       --------------       ----------       ------------     --------
    $2.00-$2.40         1,064,559            4.44             $  2.04            306,689        $  2.02
    5.00 - 5.10           440,917            6.09                5.08            243,415           5.09
    -----------         ---------        --------------       ----------        -----------     --------
    $2.00-$5.10         1,505,476            4.92             $  2.93            550,104        $  3.58
    ===========         =========        ==============       ==========        ===========     ========

     As of December 31, 1997 and 1996, 550,104 and 102,020 options, respectively, were exercisable with a weighted average exercise price of $3.58 and $2.00, respectively. As of December 31, 1997 and 1996, 1.2 million and 383,334 options were available for grant, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.15 and 5.94 percent; no expected dividend yields; and expected lives of 3.83 and 6.00 years. As no grants were made subsequent to the Company's Offering, no volatility was considered in the calculation for 1997 or 1996. Using these assumptions, the fair value of the stock options granted in 1997 and 1996 on a per share, weighted average basis was $0.96 and $1.02, respectively, which would be amortized as compensation expense over the vesting period of the options.

     Had compensation cost for these plans been recognized under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data).

                                                      1997           1996
                                                   ----------      ---------
Net income:
    As reported                                    $   2,868       $   1,810
    Pro forma                                      $   2,663       $   1,647
Diluted net income per common share:
    As reported                                    $    0.26       $    0.17
    Pro forma                                      $    0.24       $    0.16
Basic net income per common share:
    As reported                                    $    0.27       $    0.18
    Pro forma                                      $    0.25       $    0.16

12.    INCOME TAXES

     The Company's provision for income taxes for the years ended December 31, 1997, 1996 and 1995, consisted of the following (in thousands):

                                                      1997        1996        1995
                                                   ---------   ----------    --------
  Current   -  Federal                             $     829   $    1,006    $    921
            -  Foreign                                   481          --          --
            -  State                                     136          220         204
                                                   ---------   ----------    --------
                  Total current provision              1,446        1,226       1,125
                                                   ---------   ----------    --------
   Deferred -  Federal                                   411           68          11
            -  State                                      55           21           3
                                                   ---------   ----------    --------
                  Total deferred provision               466           89          14
                                                   ---------   ----------    --------
   Total provision                                 $   1,912   $    1,315    $  1,139
                                                   =========   ==========    ========


     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                     1997         1996         1995
                                                   ---------   ----------    --------
   Expected statutory amount                         34.0%        34.0%       34.0%
   Nondeductible expenses                             1.4          2.0         2.0
   Losses of foreign subsidiaries                     --           --         10.5
   State income taxes, net of federal benefit         4.6          4.6         4.6
   Other                                              --           1.5         --
                                                   ---------   ----------    --------
   Effective Rate                                    40.0%        42.1%       51.1%
                                                   =========   ==========    ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

     The tax effect of significant temporary differences that comprise the deferred tax assets and liabilities at December 31, 1997 and 1996, are as follows (in thousands):

                                                           1997          1996
                                                          -------      --------
   Deferred tax assets:
       Accrued employee benefits                          $    25      $   102
       Losses of foreign subsidiaries                          --          250
                                                          -------      --------
              Total deferred tax assets                        25          352
   Deferred tax liabilities:                                 (139)          --
                                                          -------      --------
              Net deferred tax (liabilities) assets       $  (114)     $   352
                                                          =======      ========

13.  EMPLOYEE BENEFIT PLANS

     In 1996, the Company approved the temporary adoption of the OAO Corporation Employee Savings Plan as the employee savings plan. Effective September 30, 1996, the Company established a separate 401(k) Plan, the OAO International Corporation Employee Savings Plan (the "401(k) Plan"), and completed the rollover of assets held under the OAO Corporation Employee Savings Plan to the new plan. The 401(k) Plan covers substantially all of the Company's U.S. employees. Participants may contribute to the Plan an amount between 1% and 15% of their total annual compensation. The Company makes matching contributions of 20% of each participant's contributions up to 10%. Company matching contributions amounted to approximately $353,000 and $201,000 in 1997 and 1996, respectively.

14.  GEOGRAPHIC AREA INFORMATION

     The Company generated substantially all of its revenues in the United States and Canada during the three years ended December 31, 1997. The following represents a summary of information by geographic area (in thousands):

                                                   For the years ended December 31,
                                                     1997        1996        1995
                                                   --------    --------    --------
Revenues:
    United States                                  $ 64,080    $ 51,000    $ 36,147
    Canada                                           20,421       6,891       2,082
    Other consolidated entities                         165        --          --
                                                   --------    --------    --------
                                                   $ 84,666    $ 57,891    $ 38,229
                                                   --------    --------    --------
Income before income taxes:
    United States                                  $  5,011    $  5,682    $  2,848
    Canada                                            1,501         228        (620)
    Other consolidated entities                      (1,732)     (2,785)       --
                                                   --------    --------    --------
                                                   $  4,780    $  3,125    $  2,228
                                                   --------    --------    --------
Identifiable assets:
    United States                                  $ 47,413    $ 12,733    $  5,948
    Canada                                            3,798       2,473         603
    Eliminations and other consolidated entities       (869)     (2,378)       (750)
                                                   --------    --------    --------
                                                   $ 50,342    $ 12,828    $  5,801
                                                   --------    --------    --------

     Sales between geographic areas are not material. Costs related to business development in international locations other than Canada of approximately $1.8 million and $3.1 million, respectively, have been included in "Other Consolidated Entities" for the years ended December 31, 1997 and 1996. Prior to 1996, costs incurred in this area were not significant. Identifiable assets are those assets used in the operations in each geographic area.

15.    RELATED PARTY TRANSACTIONS

     The Company and OAO Services, Inc. ("Services"), a subsidiary of OAO, are related parties as a common group of shareholders hold a substantial ownership interest in both companies. During 1997 and 1996, the Company served as a subcontractor on several contracts with Services. Total revenues recorded under these contracts amounted to $4.2 million and $1.6 million, respectively, for the years ended December 31, 1997 and 1996. At December 31, 1997 and 1996, the Company has $1.9 million and $764,000 of billed receivables and $502,000 and $297,000 of unbilled receivables, respectively, which are due from Services.

     At the date of its investment in the Company, April 8, 1996 (Note 1), Safeguard paid $5.0 million to Services, in return for a grant by Services to the Company of an option to purchase at anytime through April 8, 2000, all of the shares of common stock of Services at an exercise price based on revenues and earnings levels of Services for the 12 months prior to the date of exercise.

     Pursuant to the terms of an agreement dated July 11, 1997, the Services' option was canceled in consideration of the right granted to the Company and Safeguard to receive certain future payments in the event of any sale of OAO and Services or any public offering by OAO which occurs prior to April 8, 2000. In each instance, the minimum amount to be received by the Company would be $500,000, with the potential for a higher amount based on the value of the transaction.

     The Company has entered into an administrative services agreement with Safeguard, which provides for payment of a maximum fee of 1% of gross revenues per year, not to exceed $125,000 for the six months ended September 30, 1996, and $500,000 per year thereafter. The Company charged $500,000 and $250,000 to operations for the years ended December 31, 1997 and 1996, respectively, in connection with this agreement.

16.    COMMITMENTS AND CONTINGENCIES

     The Company has entered into long-term lease agreements for office space and equipment. The minimum fixed rental commitments related to all noncancelable operating leases are approximately as follows (in thousands):

                                                      Operating
   Year ended December 31,                             Leases
   -----------------------                           ----------
       1998                                          $      821
       1999                                                 603
       2000                                                 554
       2001                                                 415
       2002                                                 367
    Thereafter                                              367
                                                     ----------
           Total minimum lease payments              $    3,127
                                                     ==========

     A number of these leases have escalation clauses for increases in real estate taxes, operating costs, and inflation and provide various renewal options up to five years. Rent expense for the years ended December 31, 1997, 1996, and 1995, approximated $821,000, $355,000, and $118,000, respectively.

     The Company is involved in various litigation arising in the normal course of business. In management's opinion, the Company's ultimate liability or loss, if any, resulting from this litigation will not have a material adverse effect on the accompanying financial statements.

17.    QUARTERLY FINANCIAL DATA (UNAUDITED)

     Set forth below are selected unaudited financial statements of operations data for the last eight fiscal quarters of the Company. In Management's opinion, the results below have been prepared on the same basis as the audited financial statements contained herein and include all material adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

                                                                  1997 Quarters Ended
                                               ---------------------------------------------------------
(In thousands, except per share data)           March 31,        June 30,       Sept. 30,       Dec. 31,
                                               -----------     -----------     ----------     ----------
Revenues                                       $    19,161     $   20,177      $  20,618      $ 24,710
Gross profit                                         4,341          4,224          4,481         5,738
Income from operations                               1,022          1,228          1,341         1,642
Income before income taxes                           1,017          1,146          1,235         1,382
Net income                                     $       584            648      $     716      $    920
Net income per common share:
     Diluted                                         $0.05           $0.06         $0.07         $0.07
     Basic                                           $0.06           $0.06         $0.07         $0.08
Weighted average number of shares outstanding:
     Diluted                                    10,740,388      10,736,756    10,489,132    12,463,572
     Basic                                      10,000,000      10,000,282    10,001,098    11,718,916


                                                                  1996 Quarters Ended
                                               ---------------------------------------------------------
(In thousands, except per share data)           March 31,        June 30,       Sept. 30,       Dec. 31,
                                               -----------     -----------     ----------     ----------
Revenues                                       $    11,498     $    12,823     $  15,996    $    17,574
Gross profit                                         2,925           3,226         3,636          4,208
Income from operations                                 624             653           767          1,127
Income before income taxes                             601             646           760          1,118
Net income                                     $       351     $       374     $     440    $       645
Net income per common share:
     Diluted                                         $0.04           $0.04         $0.04         $0.06
     Basic                                           $0.04           $0.04         $0.04         $0.06
Weighted average number of shares outstanding:
     Diluted                                    10,000,000      10,659,500    10,659,500    10,662,279
     Basic                                      10,000,000      10,000,000    10,000,000    10,000,000


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                          Additions
                                                  ------------------------
                                     Balance at   Charges to    Charges to
                                      beginning    costs and      other                           Balance at
(In thousands)                        of period    expenses     accounts(B)    Deductions(C)    end of period
                                     ----------    ---------    ----------     ------------     -------------
Allowance for uncollectible
accounts (A)
  Year ended December 31, 1995           --           --          --               --                    --
  Year ended December 31, 1996           --           --         400               --                   400
  Year ended December 31, 1997          400                       50              161                   289

-----------
(A)  Reflected on the Balance Sheet as a reduction of Accounts Receivable
(B) Provided as a reduction of revenue for the year ended December 31, 1996. Provided as a reduction of accounts receivable purchased in the acquisition of certain assets of UniHealth Investment Company (see Note 3 in the Notes to Consolidated Financial Statements) for the year ended December 31, 1997.
(C)  Provided as a recovery of revenue.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1998 (the "Proxy Statement"), entitled "Election of Directors - Nominees," "Executive Officers" and "Common Stock Ownership of Principal Stockholders and Management - Compliance with Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission.

Item 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled "Election of Directors Compensation of Directors" and "Executive Compensation and Other Information," to be filed with the Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANGEMENT.

     The information required by this Item is incorporated by reference to the section of the Proxy Statement entitled "Common Stock Ownership of Principal Stockholders and Management," to be filed with the Commission.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled "Election of Directors Nominees" and "Executive Compensation and Other Information - Compensation Committee Interlocks and Insider Participation," to be filed with the Commission.

                                     PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

 Exhibit                                                                                      Page
   No.                                        Description                                      No.
--------- ----------------------------------------------------------------------------------  ----
   3.1    Amended and Restated Certificate of Incorporation of the Company, as amended.(2)

   3.2    Amended and Restated By Laws of the Company.(2)

   10.1   Conformed form of Vendor Agreement between the Company and Integrated Systems
            Solutions Corporation, as amended.(2)

   10.2   Basic Order Agreement between Digital Equipment Corporation and OAO Canada
            Limited/OAO Technology Solutions, Inc.(2)(3)

   10.3   Amended and Restated OAO Technology Solutions, Inc. 1996 Equity Compensation
            Plan.(2)

   10.4   Employment Agreement between William R. Hill and the Company, dated
            April 1, 1996.(2)

   11.1   Statement Regarding Computation of Earnings Per Share.(1)                            42

   21.1   Subsidiaries of the Registrant.(2)

   27.1   Financial Data Schedule.(1)                                                          43

----------
(1)  Filed herewith.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1(Registration No. 333-00796) declared effective on October 22, 1997.
(3) Confidential Treatment Requested. The entire agreement has been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OAO Technology Solutions, Inc.

                                      By: /s/ William R. Hill
                                         ----------------------------
                                      William R. Hill
                                      Chief Executive Officer
                                      and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                               Title                               Date
         ---------                               -----                               ----
/s/ William R. Hill                    Chief Executive Officer,                March 24, 1998
-----------------------------------    President and Director
          William R. Hill              (Principal Executive Officer)

/s/ Samuel D. Horgan                   Chief Financial Officer and             March 24, 1998
-----------------------------------    Treasurer (Principal Financial
         Samuel D. Horgan              and Accounting Officer)

/s/ Jerry L. Johnson                   Chairman of the Board of Directors      March 24, 1998
-----------------------------------
         Jerry L. Johnson
                                       Director                                March 24, 1998
/s/ Cecile D. Barker
-----------------------------------
         Cecile D. Barker
                                       Director                                March 24, 1998
/s/ Thomas C. Lynch
-----------------------------------
          Thomas C. Lynch
                                       Director                                March 24, 1998
/s/ Frank B. Foster, III
-----------------------------------
       Frank B. Foster, III
                                       Director                                March 24, 1998
/s/ Yvonne Brathwaite Burke
-----------------------------------
      Yvonne Brathwaite Burke
                                       Director                                March 24, 1998
/s/ John Lehman
-----------------------------------
            John Lehman

                                    EXHIBITS

 Exhibit                                                                                      Page
   No.                                        Description                                      No.
--------- ----------------------------------------------------------------------------------  ----
   3.1      Amended and Restated Certificate of Incorporation of the Company, as amended.(2)

   3.2      Amended and Restated By-Laws of the Company.(2)

   10.1     Conformed form of Vendor Agreement between the Company and Integrated Systems
              Solutions Corporation, as amended.(2)

   10.2     Basic Order Agreement between Digital Equipment Corporation and OAO Canada
              Limited/OAO Technology Solutions, Inc.(2)(3)

   10.3     Amended and Restated OAO Technology Solutions, Inc. 1996 Equity Compensation
              Plan.(2)

   10.4     Employment Agreement between William R. Hill and the Company, dated
              April 1, 1996.(2)

   11.1     Statement Regarding Computation of Earnings Per Share.(1)                          42

   21.1     Subsidiaries of the Registrant.(2)

   27.1     Financial Data Schedule.(1)                                                        43

----------
(1)  Filed herewith.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1(Registration No. 333-00796) declared effective on October 22, 1997.
(3) Confidential Treatment Requested. The entire agreement has been filed separately with the Securities and Exchange Commission.