Form 10-Q
period 1998-03-31
OAO TECHNOLOGY SOLUTIONS INC
filed 1998-05-13
CIK 1043476

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



     As of May 8, 1998, the registrant had outstanding 16,395,733 shares of its Common Stock, par value $0.01 per share.

                         OAO TECHNOLOGY SOLUTIONS, INC.

   Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1998



                                      INDEX

                                                                                                  Page Reference
                                                                                                  --------------
COVER PAGE...............................................................................................1

INDEX....................................................................................................2

PART I - FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of March 31, 1998 (unaudited) and
                             December 31, 1997...........................................................3

                  Consolidated Statements of Operations for the Three Months Ended
                             March 31, 1998 and 1997 (unaudited).........................................4

                  Consolidated Statements of Cash Flows for the Three Months Ended
                   March 31, 1998 and 1997 (unaudited)...................................................5

                  Notes to Consolidated Financial Statements (unaudited).................................6

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS......................................................8

PART II - OTHER INFORMATION.............................................................................11

         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities and Use of Proceeds
         Item 3.  Default Upon Senior Securities
         Item 4.  Submission of  Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES..............................................................................................12

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         OAO TECHNOLOGY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                              3/31/98    12/31/97
                                                             --------    --------
                                                            (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                  $ 19,735    $ 22,221
  Accounts receivable:
     Billed                                                    13,069      12,146
     Unbilled                                                   7,908       9,400
  Other current assets                                          2,026         875
                                                             --------    --------
     Total current assets                                      42,738      44,642
Property and equipment, net                                     5,184       4,611
Deposits and other assets                                         419         753
Goodwill                                                          324         336
                                                             --------    --------
     Total assets                                            $ 48,665    $ 50,342
                                                             ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                           $  1,265    $  3,773
  Accrued expenses                                              6,426       5,720
  Income taxes payable                                            536         477
  Unearned revenue                                               --           379
  Notes payable                                                  --           378
  Current maturities of capital lease obligations                 463         552
  Deferred income taxes                                           114         114
                                                             --------    --------
     Total current liabilities                                  8,804      11,393

Capital lease obligations, net of current portion                 868         883
Commitments and Contingencies
Stockholders' Equity:
  Common Stock, par value $0.01 per share,
     authorized, 25,000,000; 16,341,632 and 16,285,050
     issued and outstanding at March 31, 1998 and
     December 31, 1997, respectively                              163         163
  Additional paid-in capital                                   34,635      34,454
  Deferred compensation                                           (73)        (76)
  Stockholders' receivable                                        (47)       (133)
  Retained earnings                                             4,296       3,658
  Unrealized gain on foreign currency translation                  19        --
                                                             --------    --------
     Total stockholders' equity                                38,993      38,066
                                                             --------    --------
     Total liabilities and stockholders' equity              $ 48,665    $ 50,342
                                                             ========    ========


 The accompanying notes are an integral part of these consolidated statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                            1998        1997
                                                          --------    --------
Revenues                                                  $ 23,006    $ 19,161
Direct Costs                                                18,724      14,820
                                                          --------    --------
Gross Profit                                                 4,282       4,341

Selling, General and Administrative                          3,403       3,319
                                                          --------    --------

Income from Operations                                         879       1,022
Interest and Other (Income) Expense, net                      (186)          5
                                                          --------    --------
Income Before Income Taxes                                   1,065       1,017
Provision for Income Taxes                                     427         433
                                                          --------    --------

Net Income                                                $    638    $    584
                                                          ========    ========

Net Income Per Common Share:

     Diluted                                              $   0.04    $   0.06
                                                          ========    ========

     Basic                                                $   0.04    $   0.06
                                                          ========    ========

Weighted Average Number of Common Shares Outstanding:

    Diluted                                                 17,175      10,183
                                                          ========    ========

    Basic                                                   16,299      10,000
                                                          ========    ========




The accompanying notes are an integral part of these consolidated statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                                  1998        1997
                                                                                --------    --------
Cash flows from operating activities:
Net Income                                                                      $    638    $    584
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                     213          67
Changes in assets and liabilities:
   Accounts receivable, net                                                          675      (3,251)
   Other current assets                                                           (1,257)         54
   Deposits and other assets                                                         334          (2)
   Accounts payable                                                               (2,508)       (825)
   Accrued expenses                                                                  706         400
   Unearned revenue                                                                 (379)        (92)
   Income taxes payable                                                               59         323
                                                                                --------    --------
     Net cash used in operating activities                                        (1,519)     (2,742)
                                                                                --------    --------

Cash flows from investing activities:
   Purchases of property and equipment                                              (771)        (47)
                                                                                --------    --------
     Net cash used in investing activities                                          (771)        (47)
                                                                                --------    --------

Cash flows from financing activities:
   Borrowings under revolving credit agreement                                      --         2,310
   Proceeds from the exercise of stock options                                       181        --
   Payments on stockholders' receivable                                               86        --
   Payments on capital lease obligations                                            (104)       --
   Payments on notes payable                                                        (378)       --
                                                                                --------    --------
     Net cash provided by financing activities                                      (215)      2,310
                                                                                --------    --------

Effect of exchange rate changes on cash                                               19        --

Net decrease in cash and cash equivalents                                         (2,486)       (479)
Cash and cash equivalents, beginning of period                                    22,221         876
                                                                                --------    --------
Cash and cash equivalents, end of period                                        $ 19,735    $    397
                                                                                ========    ========

Supplemental Disclosures of Cash Flow Information
   Cash payments for income taxes                                               $    368    $    110







The accompanying notes are an integral part of these consolidated statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



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

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.


2.   CREDIT AGREEMENTS


     The Company has a $10.0 million Revolving Credit Agreement (the "Agreement") with a bank. The Agreement, which matures on May 31, 1999, provides for a commitment fee of 0.375% on the unused portion and interest on any outstanding amounts at the prime rate or, at the Company's option, at the bank's overnight base rate plus 2%, or LIBOR plus 2%. Borrowings under the Agreement are limited to a percentage of eligible billed receivables. The Agreement also requires the maintenance of certain financial covenants and prohibits the payment of dividends. Additionally, the Company has a $750,000 line of credit (the "Line") with the same bank and the same terms as the Agreement. There were no borrowings under the Agreement or the Line during the three months ended March 31, 1998.


3.   EARNINGS PER SHARE


     Basic earnings per share has been calculated as net earnings divided by weighted-average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted average common and diluted shares outstanding. The following table provides a reconciliation of weighted-average common shares outstanding to weighted-average common and dilutive shares outstanding.

                                                For the Three Months Ended
                                                        March 31,
                                                --------------------------
                                                   1998           1997
                                                  ------         ------
Common shares outstanding                         16,299         10,000
Diluted shares outstanding
  Options                                            876            183
                                                  ------         ------
Total common and dilutive shares                  17,175         10,183
                                                  ======         ======


Shares outstanding are computed using the weighted-average number of shares of common and common equivalent shares, which consist of stock options, for each period.

4.   SUBSEQUENT EVENT - ACQUISITION


     In April 1998, the Company acquired certain assets of DHR Technologies, Inc. ("DHR") for approximately $1.1 million in cash. DHR, a Maryland-based information technology services company and software developer, provides technical services in a variety of disciplines, including object-oriented software engineering; World Wide Web/multimedia applications; training and consulting; and maintenance engineering. The acquisition will be accounted for under the purchase method of accounting, thus the results of operations of the acquired company will be included in the consolidated financial statements from the date of acquisition. The purchase price will be allocated based on the fair values of the assets acquired and the liabilities assumed at the date of acquisition.

5.   RELATED PARTY TRANSACTION

     Included in Other Current Assets is a $266,000 note receivable from the Company's Chief Executive Officer and President, which bears interest at 5.5% and is due in full on November 30, 1998.

Item 2.


                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The following should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this quarterly report. This report contains certain forward-looking statements that involve risks and uncertainties. Future events and the Company's actual results could differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on key strategic customers, limited ability to establish new strategic partner relationships, risks associated with fixed-price contracts, ability to sustain and manage growth, variability of quarterly operating results, dependence on key personnel, competition, and risks associated with international sales.

Overview

     The Company provides a wide range of outsourced IT solutions and professional services, including the operation of large-scale data center complexes and networks ("Megacenter Operations"), distributed systems management ("DSM"), staffing services and other IT services. The Company provides these services to strategic clients ("Strategic Clients") as part of an IT outsourcing team serving engagement clients ("Engagement Clients"), who are the ultimate end-users of the services. The Company's primary Strategic Clients have been IBM's Global Services ("IBM") and Digital Equipment Corporation ("Digital"). Engagement Clients include Ameritech, Blue Cross/Blue Shield and McDonnell Douglas. During the first quarter of 1998, the Company invested approximately $546,000 in the development of a new line of business, Applications Development and Maintenance ("ADM") by opening a center in New Brunswick, Canada devoted solely to the provision of these services (the "Northshore Solution"). In addition, the Company provides consulting services and software to managed care organizations through its Healthcare division ("Healthcare").

Results of Operations
Revenues

     The Company's revenues increased 19.8% to $23.0 million for the three months ended March 31, 1998, compared to $19.2 million for the same prior year period. Revenue from Healthcare increased 253.7% to $2.9 million for the three months ended March 31, 1998, from approximately $820,000 for the same prior year period. The increase in revenue from Healthcare is attributable to approximately $2.3 million of revenue from the Company's subsidiary, OAO Healthcare Solutions, which sells the MC400 software package and was acquired by the Company in November, 1997. Revenue from Digital increased 123.5% to $7.6 million for the three months ended March 31, 1998, compared to $3.4 million for the same prior year period. In January 1998, Digital announced its proposed merger into Compaq. While the effect of this merger on the Company's relationship with Digital is unknown, the merger of Digital and Compaq could adversely impact the Company's future Digital revenues.

     The increases in revenue from Healthcare and Digital were offset by the decrease in revenue from IBM. For the three months ended March 31, 1998, IBM revenue decreased 21.8% to $11.5 million from $14.7 million for the same prior year period. This decrease is due to a combination of pricing pressures resulting in revenue reductions on three continuing contracts; the elimination of approximately $1.2 million in revenue from a non-recurring project which occurred during the first quarter of the prior year; and the shutdown of two small 13M projects during the current year. In March 1998, the Company announced a new initiative to provide certain ADM services to IBM, with work to be performed in Canada via the Northshore Solution. While the Company is continuing to participate in proposal efforts with IBM, and will continue to pursue the expansion of the Northshore Solution both with IBM and other customers, it expects the pricing pressures and certain contract expirations to continue. Accordingly, revenue from IBM could potentially continue to decrease.

     In April 1998, the Company acquired certain assets of DHR Technologies, Inc. ("DHR") for approximately $1.1 million in cash. DHR, a Maryland-based information technology services company and software developer, provides technical services in a variety of disciplines, including object-oriented software engineering; World Wide Web/multimedia applications; training and consulting; and maintenance engineering. The acquisition will be accounted for under the purchase method of accounting, thus the results of operations of the acquired company will be included in the consolidated financial statements from the date of acquisition. In the first quarter of 1998, prior to the acquisition, DHR had revenues of approximately $927,000.

Direct Costs

     The Company's direct costs increased 26.4% to $18.7 million for the three months ended March 31, 1998, compared to $14.8 million for the same prior year period. Direct costs consist primarily of direct labor cost and related fringe benefit costs. As a percentage of revenue, direct costs increased to 81.4% for the three months ended March 31, 1998, compared to 77.3% for the comparable period in 1997.

     Gross margin for the Healthcare division was $1.7 million or 57.7% of the related revenue for the three months ended March 31, 1998, compared to $419,000 or 51.0% of the related revenue for the same prior year period, while gross margin for the Company's business with IBM and Digital was $2.8 million or 14.8% of the related revenue for the first quarter of 1998, compared to $4.0 million or 22.2% of the related revenue for the same prior year period. Healthcare margins increased primarily due to license revenue associated with the MC400 operations, which were acquired in the fourth quarter of 1997. Healthcare margins are not expected to continue at the same level as during the first quarter as the revenue mix is expected to consist less of revenue from the sale of software licenses and more of revenue from software services. Margins related to the Company's business with IBM and Digital decreased primarily as a result of pricing pressures on continuing projects which accelerated during the first quarter of 1998, and due to the expiration of several projects during the current quarter. In addition, margins were adversely impacted by approximately $546,000 of start-up costs related to the Northshore Solution project. These costs are expected to continue early into the second quarter. The trend regarding pricing pressures from customers may also potentially impact the collection of certain outstanding receivables. The Company is continuing to negotiate with its customers regarding the pricing pressures and the collection of the receivables, but there can be no assurance regarding the successful outcome of these discussions. As a result of the trends described above, the Company expects that profitability in the second quarter will be below that of the first quarter and could be substantially lower in the event that the Company is unsuccessful in its negotiations with its major customers.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 3.0% to $3.4 million in the three months ended March 31, 1998, compared to $3.3 million for the same prior year period. As a percentage of revenues, these expenses decreased to 14.8% for the three months ended March 31, 1998 from 17.3% for the same prior period. The aggregate percentage decrease was primarily the result of increased economies of scale from higher revenues. The aggregate increase is the result of the Company's continuing efforts to build its marketing, financial and administrative infrastructure to enable it to support its growth opportunities.

Other

     Interest income of approximately $280,000 was earned during the three months ended March 31, 1998 on the proceeds from the Company's Initial Public Offering (the "Offering") completed on December 4, 1997. Interest expense was immaterial for both the three months ended March 31, 1998 and 1997. Included in interest and other (income) expense for the three months ended March 31, 1998, is the Company's portion of the loss from a joint venture investment in the United Kingdom of approximately $71,000. This loss was minimal for the same prior year period.

Liquidity and Capital Resources

     Cash and cash equivalents were $19.7 million at March 31, 1998, and $397,000 at March 31, 1997. Cash flows used in operations were $1.5 million for the three months ended March 31, 1998 and $2.7 million for the three months ended March 31, 1997. The Company primarily funded its uses of cash in 1998 from operations and the proceeds received from the Offering, and in 1997 from borrowings under the Company's credit facility prior to the completion of the Offering. The use of cash in operations for the three months ended March 31, 1998, was primarily the result of the increase in other current assets as well as decreases in accounts payable and unearned revenue partially offset by income from operations and increases in accrued expenses.

     The Company's business is not capital intensive, and expenditures in any given year are ordinarily not significant. Capital expenditures in the first three months of 1998 included expenditures associated with the development of a new operational, administrative and financial information system. The Company expects to incur additional capitalized costs associated with the development of and implementation of the new management information systems through the third quarter of 1998.

     The Company currently has a $10.0 million revolving credit agreement (the "Agreement") with a commercial bank. Advances under the Agreement are limited to 80% of certain eligible accounts receivable of the Company. As of March 31, 1998, based on the amount of such accounts receivable, the Company was eligible to borrow $9.1 million of the available $10.0 million. The Company is required to maintain certain financial and other covenants under the facility. The company also has a $750,000 line of credit (the "Line") with the same bank which has the same terms as under the Agreement. As of March 31, 1998, the Company had no outstanding borrowings.

     The Company currently anticipates that its existing cash balances, cash generated from operations and the amounts available under its existing line of credit, will be sufficient to satisfy its operating cash needs for the foreseeable future. The Company believes that additional bank credit would be available to fund such operating and capital requirements if the Company's cash needs expand more rapidly than expected. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities. No assurance can be given, however, that such bank credit or debt or equity financing will be available to the Company on terms and conditions acceptable to the Company, if at all.

Recent Authoritative Pronouncements

     Effective  January 1, 1998,  the  Company  adopted  Statement  of  Position
("SOP") 97-2, "Software Revenue Recognition" which is effective for all transactions the Company enters into subsequent to December 15, 1997. The adoption of this statement did not have a material effect on the Company's financial position.

     In 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" which was effective for fiscal years beginning after December 15, 1997. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's source of other comprehensive income other than net income, is from foreign currency translation adjustments and deferred compensation which are disclosed separately in the Stockholders' Equity section of the Consolidated Balance Sheets. Comprehensive income has been retroactively restated for prior periods disclosed herein. Comprehensive income was $584,000 for both the quarters ended March 31, 1998 and 1997, which did not differ materially from net income.

     In 1997 and 1998, the Financial Accounting Standards Board ("FASB") issued pronouncements relating to the presentation and disclosure of information related to segment data and the disclosure of information about pensions and other postretirement benefits, respectively. The Company is required to adopt the provisions of these pronouncements, if applicable, for the year ending December 31, 1998. The adoption of these pronouncements will not have an impact on the Company's financial position and results of operations, but may change the presentation of certain of the Company's Notes to the Consolidated Financial Statements.

     In March, 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company is currently assessing the impact of early application of the SOP.

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings - Not Applicable


Item 2. Changes in Securities and Use of Proceeds - Not Applicable


Item 3. Default Upon Senior Securities - Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable


Item 5. Other Information - Not Applicable


Item 6. Exhibits and Reports on Form 8-K


     (a)  Exhibits

 Exhibit                                                                 Page
   No.                           Description                              No.
----------  --------------------------------------------------------   ---------

   11.1     Statement Regarding Computation of Earnings Per Share. (1)      13

   27.1     Financial Data Schedule.  (1)                                   14

----------
(1)  Filed herewith.

(b)  Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         OAO Technology Solutions, Inc.
                                         (Registrant)

Date:                                    By: /s/William R. Hill
                                         William R. Hill
                                         Chief Executive Officer and President

Date:                                    By: /s/Samuel Horgan
                                         Samuel Horgan
                                         Chief Financial Officer