Form 10-Q
period 1998-06-30
OAO TECHNOLOGY SOLUTIONS INC
filed 1998-08-14
CIK 1043476

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



     As of August 12, 1998, the registrant had outstanding 16,427,567 shares of its Common Stock, par value $0.01 per share.

                         OAO TECHNOLOGY SOLUTIONS, INC.

   Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1998



                                      INDEX

                                                                                      Page Reference
                                                                                      --------------

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
        Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
        December 31, 1997.....................................................................3

        Consolidated Statements of Operations (unaudited) for the Three Months and
        Six Months Ended June 30, 1998 and 1997...............................................4

        Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended
        June 30, 1998 and 1997................................................................5

        Notes to Consolidated Financial Statements (unaudited)................................6

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS ........................................................................9

PART II - OTHER INFORMATION................................................................. 13

    Item 1.  Legal Proceedings
    Item 2.  Changes in Securities and Use of Proceeds
    Item 3.  Default Upon Senior Securities
    Item 4.  Submission of  Matters to a Vote of Security Holders
    Item 5.  Other Information
    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES...................................................................................14

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         OAO TECHNOLOGY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                              June 30, 1998   December 31,
                                                                               (Unaudited)       1997
                                                                               -----------    -----------
                                    ASSETS
Current Assets:
  Cash and cash equivalents                                                      $ 17,589       $ 22,221
  Accounts receivable:
     Billed, net of allowance for uncollectible accounts
       of $933 and $50, respectively                                               11,598         12,146
     Unbilled, net of allowance for uncollectible accounts
       of $2,127 and $239, respectively                                             4,040          9,400
  Other current assets                                                              3,132            875
                                                                                  -------        -------
     Total current assets                                                          36,359         44,642
Property and equipment, net                                                         6,130          4,611
Deposits and other assets                                                             395            753
Goodwill                                                                            1,852            336
                                                                                  -------        -------
     Total assets                                                                $ 44,736       $ 50,342
                                                                                  =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                               $    640       $  3,773
  Accrued expenses                                                                  6,635          5,720
  Notes payable                                                                        --            378
  Other current liabilities                                                           242            970
  Current maturities of capital lease obligations                                     323            552
                                                                                  -------        -------
     Total current liabilities                                                      7,840         11,393

Capital lease obligations, net of current portion                                     791            883
Commitments and Contingencies
Stockholders' Equity:
  Common Stock, par value $0.01 per share,
     authorized, 25,000,000; 16,404,150 and 16,285,050
     issued and outstanding at June 30, 1998 and
     December 31, 1997, respectively                                                  164            163
  Additional paid-in capital                                                       34,741         34,454
  Deferred compensation                                                              (195)           (76)
  Stockholders' receivable                                                             (4)          (133)
  Retained earnings                                                                 1,624          3,658
  Unrealized (loss) on foreign currency translation                                  (225)            --
                                                                                  -------        -------
     Total stockholders' equity                                                    36,105         38,066
                                                                                  -------        -------
     Total liabilities and stockholders' equity                                  $ 44,736       $ 50,342
                                                                                 ========       ========


  The accompanying notes are an integral part of these consolidated statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                                 -------------------------            -------------------------
                                                  1998               1997             1998                1997
                                                  ----               ----             ----                ----
Revenues                                       $  20,340           $ 20,177          $ 43,346           $ 39,338
Direct Costs                                      18,009             15,953            36,733             30,773
                                                --------           --------          --------           --------
Gross Profit                                       2,331              4,224             6,613              8,565

Selling, General and Administrative                6,705              2,996            10,108              6,315
                                                --------           --------          --------           --------

(Loss) Income from Operations                     (4,374)             1,228            (3,495)             2,250
Interest and Other (Income) Expense, net            (195)                82              (381)                87
                                                --------           --------          --------           --------
(Loss) Income Before Income Taxes                 (4,179)             1,146            (3,114)             2,163
Income Tax (Benefit) Provision                    (1,507)               498            (1,080)               931
                                                --------           --------          --------           --------
Net (Loss) Income                               $ (2,672)           $   648          $ (2,034)           $ 1,232
                                                =========          ========          ========           ========

Net (Loss) Income Per Common Share:
     Diluted                                    $   (0.16)          $  0.06          $  (0.12)           $  0.12
                                                =========           =======          ========            =======
     Basic                                      $   (0.16)          $  0.06          $  (0.12)           $  0.12
                                                =========           =======          ========            =======

Weighted  Average  Number of  Common
Shares Outstanding:



    Diluted                                       16,392             10,187            16,346             10,133
                                                 =======             ======            ======             ======
    Basic                                         16,392             10,000            16,346             10,000
                                                 =======             ======            ======             ======




  The accompanying notes are an integral part of these consolidated statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                   1998         1997
                                                                                   ----         ----
Cash flows from operating activities:
Net (Loss) Income                                                                $ (2,034)   $  1,232
Adjustments  to  reconcile  net  (loss)  income to net cash used in  operating activities:
   Depreciation and amortization                                                      435         210
   Increase in the allowance for uncollectible accounts                             2,771          --
Changes in assets and liabilities, net of effects of acquisition:
   Accounts receivable                                                              3,299      (6,297)
   Other current assets                                                            (2,254)       (257)
   Deposits and other assets                                                          328        (107)
   Accounts payable                                                                (4,046)        322
   Accrued expenses                                                                   915       1,260
   Other current liabilities                                                         (728)        388
                                                                                   ------      ------
     Net cash used in operating activities                                         (1,314)     (3,249)
                                                                                   ------      ------

Cash flows from investing activities:
   Acquisition of DHR Technologies, net of cash acquired                             (938)         --
   Purchases of property and equipment                                             (1,745)     (1,412)
                                                                                   ------      ------
     Net cash used in investing activities                                         (2,683)     (1,412)
                                                                                   ------      ------
Cash flows from financing activities:
   Borrowings under revolving credit agreement                                         --       4,175
   Proceeds from the exercise of stock options                                        160          --
   Payments on stockholders' receivable                                               129          --
   Payments on capital lease obligations                                             (321)         --
   Payments on notes payable                                                         (378)         --
                                                                                   ------      ------
     Net cash (used in) provided by financing activities                             (410)      4,175
                                                                                   ------      ------
Effect of exchange rate changes on cash                                              (225)         --

Net decrease in cash and cash equivalents                                          (4,632)       (486)
Cash and cash equivalents, beginning of period                                     22,221         876
                                                                                   ------      ------
Cash and cash equivalents, end of period                                         $ 17,589    $    390
                                                                                 ========    ========

Supplemental Disclosures of Cash Flow Information
   Cash payments for income taxes                                                $    645    $    535



  The accompanying notes are an integral part of these consolidated statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     OAO Technology Solutions, Inc. (the "Company") along with its wholly owned subsidiaries, provides a wide range of information technology ("IT") solutions and professional services, including systems and software engineering; the operation of large-scale megaplexes and networks; distributed systems management; applications development and maintenance; staffing augmentation services; enterprise resource planning, integration, implementation and training services; as well as state-of-the-art software systems for the managed care marketplace.

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

2.   CREDIT AGREEMENTS

     The Company currently has a $10.0 million revolving credit agreement (the "Agreement") with a commercial bank. Advances under the Agreement are limited to 80% of certain eligible accounts receivable of the Company. The Company also has a $750,000 line of credit (the "Line") with the same bank which has the same terms as the Agreement. There currently are no outstanding borrowings under either the Agreement or the Line. The Company is required to maintain certain financial and other covenants under these facilities. The Company was not in compliance with certain covenants as of June 30, 1998, and is in the process of obtaining waivers from the bank for those covenants until the terms of the existing Agreement can be renegotiated.

3.   EARNINGS PER SHARE

     Basic earnings per share has been calculated as net earnings divided by weighted-average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted average common and diluted shares outstanding. For the three and six months ended June 30, 1998, common equivalents of 781,000 and 857,000, respectively, were anti-dilutive and therefore not included in the calculation of diluted earnings per share. For the three and six months ended June 30, 1997, the Company's diluted shares outstanding were 187,000 and 133,000, respectively, to arrive at total common and dilutive shares outstanding of 10,187,000 and 10,133,000, respectively. Shares outstanding are computed using the weighted-average number of shares of common and common equivalent shares, which consist of stock options, for each period.

4.   COMPREHENSIVE (LOSS) INCOME

     In 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" which was effective for fiscal years beginning after December 15, 1997. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's source of other comprehensive income other than net income, is from foreign currency translation adjustments which are disclosed separately in the Stockholders' Equity section of the Consolidated Balance Sheets. There were no adjustments to net income to arrive at comprehensive income for the three or six months ended June 30, 1997. Comprehensive loss was $(2.9) million and $(2.3) million for the three and six months ended June 30, 1998.

5.   ACQUISITIONS

     On April 2, 1998, the Company acquired certain assets and liabilities of DHR Technologies, Inc. ("DHR") for approximately $1.1 million in cash. DHR, a Maryland-based information technology services company and software developer, provides technical services in a variety of disciplines, including object-oriented software engineering; World Wide Web/multimedia applications; training and consulting; and maintenance engineering. The acquisition has been accounted for under the purchase method of accounting, thus the results of operations of the acquired company have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on the fair values of the assets acquired, including among other assets approximately $162,000 of cash, and the liabilities assumed at the date of acquisition. The purchase resulted in an excess of purchase price over net assets acquired of approximately $1.5 million, which is being amortized on a straight-line basis over 7 years. Pro forma information related to this acquisition is not included herein as the acquisition was not material.

6.   SUBSEQUENT EVENT -- ACQUISITION

     On July 24, 1998, the Company entered into a Stock Purchase Agreement (the "Agreement") with the shareholders of OAO Services, Inc. ("Services") for the purchase of all of the outstanding shares of capital stock of Services in a cash transaction. The Company and Services, a subsidiary of OAO Corporation ("OAO"), are related parties as a common group of shareholders hold a substantial ownership interest in both companies. Services, a nationwide provider of IT staffing augmentation services, supplies technically skilled personnel on a contract basis, and had revenues of approximately $28.6 million for the six months ended June 30, 1998. Substantially all of Services revenues have been derived from IBM Global Services. The acquisition will be accounted for under the purchase method of accounting, thus the results of operations of the acquired company will be included in the consolidated financial statements from the date of acquisition. The purchase price of approximately $2.3 million in cash is subject to adjustment based on a balance sheet audit of Services, and will be allocated based on the fair values of the assets acquired and the liabilities assumed as of the date of acquisition. In addition, the Company retired approximately $4.6 million of Service's working capital financing in connection with the acquisition. Furthermore, the Agreement provides for an earn-out provision payable in installments at the end of each of the fiscal years ending December 31, 1999, 2000 and 2001. This earn-out provision, which may not exceed $5.0 million, will be determined using an agreed upon formula based upon pretax results of the Company during the earn-out period. The financial statements for Services and pro forma financial information for the Company and Services will be filed subsequent to completion of the Services' balance sheet audit.

     During the three and six months ended June 30, 1998 and 1997, the Company served as a subcontractor on several contracts with Services. Total revenues recorded under these contracts amounted to $221,000 and $600,000, respectively, for the three and six months ended June 30, 1998, and $884,000 and $1.8 million for the same prior year periods. At June 30, 1998 and 1997, the Company has $831,000 and $727,000 of billed receivables and $0 and $230,000 of unbilled receivables, respectively, which are due from Services.

     At the date of its investment in the Company, April 8, 1996, Safeguard Scientifics, Inc. ("Safeguard") paid $5.0 million to Services, in return for a grant by Services to the Company of an option to purchase at anytime through April 8, 2000, all of the shares of common stock of Services at an exercise price based on revenues and earnings levels of Services for the 12 months prior to the date of exercise. Pursuant to the terms of an agreement dated July 11, 1997, the Services' option was canceled in consideration of the right granted to the Company and

Safeguard to receive certain future payments in the event of any sale of OAO and Services or any public offering by OAO which occurs prior to April 8, 2000. In each instance, the minimum amount to be received by the Company would be $500,000, with the potential for a higher amount based on the value of the transaction. In connection with the acquisition of Services by the Company, the right granted through the agreement dated July 11, 1997 to the Company and Safeguard was waived.

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

Overview

     The Company provides a wide range of outsourced IT solutions and professional services, including the operation of large-scale data center complexes and networks ("Megacenter Operations"), distributed systems management ("DSM"), staffing services and other IT services. The Company provides these services to strategic clients ("Strategic Clients") as part of an IT outsourcing team serving engagement clients ("Engagement Clients"), who are the ultimate end-users of the services. Engagement Clients include, among many others, Sears, Blue Cross/Blue Shield and Boeing. In addition, the Company provides consulting services and software to managed care organizations through its Healthcare division ("Healthcare"). During the first half of 1998, the Company has invested approximately $887,000 in the development of a new line of business, Applications Development and Maintenance ("ADM"), by opening centers in Ontario and New Brunswick, Canada devoted solely to the provision of these services (the "Northshore Solution"). Additionally, on July 24, 1998, the Company completed its acquisition of OAO Services, Inc. ("Services"), a nationwide provider of staffing augmentation services.

Results of Operations
Revenues

     The Company's revenue increased approximately 0.5% and 10.2%, respectively, to $20.3 million and $43.3 million for the three and six months ended June 30, 1998 compared to $20.2 million and $39.3 million for the same prior year periods. Revenue from Healthcare increased 30.0% and 133.3% to $1.3 million and $4.2 million, respectively, for the three and six months ended June 30, 1998 from approximately $1.0 million and $1.8 million for the same prior year periods. The increase in revenue from Healthcare is attributable to approximately $980,000 and $3.2 million of revenue during the three and six months ended June 30, 1998 from the Company's subsidiary, OAO HealthCare Solutions, which sells the MC400 software package and was acquired by the Company in November 1997. Revenues and earnings from the Company's Healthcare division declined from the first quarter of 1998 to the second quarter due to sales and delivery resource constraints which have been addressed by the Company in order to position the division for growth and to meet demand for the MC400 product.

     Revenue from one of the Company's strategic clients increased 65.0% and 90.5%, respectively, to $6.6 million and $14.1 million for the three and six months ended June 30, 1998, compared to approximately $4.0 million and $7.4 million for the same prior year periods. Due to the second quarter expiration of certain projects, third and fourth quarter 1998 revenues are expected to decrease compared to the first two quarters of the current year.

     The increases in revenue from Healthcare and one of the Company's strategic clients were offset by the decrease in revenue from one of the Company's other strategic clients. For the three and six months ended June 30, 1998, the other strategic client's revenue decreased 20.8% and 21.3%, respectively, to $11.4 million and $22.9 million for the three and six months ended June 30, 1998 compared to $14.4 million and $29.1 million for the same prior year periods. This decrease is due to a combination of pricing pressures resulting in revenue reductions on three continuing contracts; the elimination of approximately $2.5 million in revenue from a non-recurring project which occurred during the first half of 1997; and the expiration of approximately five projects during the current year. In March 1998, the Company announced a new initiative to provide certain ADM services to the client. This new line of business has provided approximately $408,000 and $530,000 in revenue for the three and six months ended June 30, 1998. While the Company is continuing to participate in proposal efforts with the client, and will continue to pursue the expansion of the NorthShore Solution both with the client and other customers, it expects the pricing pressures and certain contract expirations to continue. Accordingly, revenue from the client could potentially continue to decrease.

     On July 24, 1998, the Company entered into a Stock Purchase Agreement (the "Agreement") with the shareholders of OAO Services, Inc. ("Services") for the purchase of all of the outstanding shares of capital stock of Services in a cash transaction. Services, a nationwide provider of IT staffing augmentation services, supplies technically skilled personnel on a contract basis, and had revenues of approximately $28.6 million for the six months ended June 30, 1998. Substantially all of Services revenues have been derived from one customer. The acquisition will be accounted for under the purchase method of accounting, thus the results of operations of the acquired company will be included in the consolidated financial statements from the date of acquisition. The purchase price of approximately $2.3 million in cash is subject to adjustment based on a balance sheet audit of Services, and will be allocated based on the fair values of the assets acquired and the liabilities assumed as of the date of acquisition. In addition, the Company retired approximately $4.6 million of Service's working capital financing in connection with the acquisition. Furthermore, the Agreement provides for an earn-out provision payable in installments at the end of each of the fiscal years ending December 31, 1999, 2000 and 2001. This earn-out provision, which may not exceed $5.0 million, will be determined using an agreed upon formula based upon pretax results of the Company during the earn-out period.

Direct Costs

     The Company's direct costs increased 12.5% and 19.2%, respectively, to $18.0 million and $36.7 million for the three and six months ended June 30, 1998, compared to $16.0 million and $30.8 million for the same prior year periods. Direct costs consist primarily of direct labor cost and related fringe benefit costs. As a percentage of revenue, direct costs increased to 88.5% and 84.7% for the three and six months ended June 30, 1998, compared to 79.1% and 78.2% for the comparable periods in 1997.

     Gross margin for the Healthcare division was $(465,000) and $1.3 million or (35.8)% and 31.0% of the related revenues for the three and six months ended June 30, 1998, compared to $317,000 and $736,000 or 31.7% and 40.9% of the related revenues for the same prior year periods. Healthcare margins for the six months ended June 30,1998, increased from the prior year period due to the acquisition of MC400 in November 1997. Healthcare margins decreased from the first to second quarter of 1998 primarily due to fewer high margin software sales which resulted from the lack of delivery resources for the product. Additionally, the Company incurred costs to build the sales, marketing and development infrastructure to alleviate the delivery constraints in order to meet the demand for MC400 and position the division for growth.

     Gross margins for the Company's business with its two primary strategic clients was $3.1 million and $5.3 million or 17.2% and 14.3% of the related revenues for the three and six months ended June 30, 1998, respectively, compared to $3.7 million and $7.7 million or 20.1% and 21.1% of the related revenues for the same prior year periods. Margins related to the Company's business with the clients decreased as a result of pricing pressures on continuing projects which accelerated during the first quarter of 1998, and due to the expiration of several projects during the current year. In addition, margins were adversely impacted by approximately $887,000 of start-up costs incurred year to date related to the Northshore Solution project. These costs are expected to continue at a declining rate for the remainder of 1998.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 123.3% and 60.3% for the three and six months ended June 30, 1998 to $6.7 million and $10.1 million, respectively, compared to $3.0 million and $6.3 million for the same prior year periods. As a percentage of revenues, these costs increased to 33.0% and 23.3%, respectively, for the three and six months ended June 30, 1998, compared to 14.8% and 16.1% for the same prior year periods.

The increases are due to provisions for uncollectible accounts receivable of approximately $3.1 million, and accruals for severance costs which were recorded during the second quarter of 1998. During this period, the Company executed certain aggressive cost reduction initiatives. The Company expects to continue to pursue additional such initiatives in the third quarter which could result in initial one-time costs.

Interest Income, Expense and Tax Benefit, Provision

     Interest and other income primarily represents income earned on the proceeds from the Company's Initial Public Offering completed on December 4, 1997. The Company's effective tax rate for the three and six months ended June 30, 1998 of 36.1% and 34.7%, respectively, decreased from 43.5% and 43.0% for the same prior year periods due to a change in the distribution of income among various tax jurisdictions and certain nondeductible charges.

Liquidity and Capital Resources

     Cash and cash equivalents were $17.6 million at June 30, 1998, and $22.2 million at December 31, 1997. Cash flows used in operations were $1.3 million for the six months ended June 30, 1998 and $3.2 million for the six months ended June 30, 1997. The Company primarily funded its uses of cash in 1998 from operations and the proceeds received from the Offering, and in 1997 from borrowings under the Company's credit facility prior to the completion of the Offering. The use of cash in operations for the six months ended June 30, 1998, was primarily the result of the loss incurred reduced by non-cash charges, net of the related tax benefits.

     The Company's business is not capital intensive, and expenditures in any given year are ordinarily not significant. Capital expenditures in the first six months of 1998 included expenditures associated with the development of a new operational, administrative and financial information system. The Company expects to incur additional capitalized costs associated with the development and implementation of the new management information systems through the fourth quarter of 1998.

     The Company currently has a $10.0 million revolving credit agreement (the "Agreement") with a commercial bank. Advances under the Agreement are limited to 80% of certain eligible accounts receivable of the Company. The Company also has a $750,000 line of credit (the "Line") with the same bank which has the same terms as the Agreement. There currently are no outstanding borrowings under either the Agreement or the Line. The Company is required to maintain certain financial and other covenants under these facilities. The Company was not in compliance with certain covenants as of June 30, 1998, and is in the process of obtaining waivers from the bank for those covenants until the terms of the existing Agreement can be renegotiated.

     The Company currently anticipates that its existing cash balances as well as cash generated from operations will be sufficient to satisfy its operating cash needs for the foreseeable future. The Company believes that additional bank credit would be available to fund such operating and capital requirements if the Company's cash needs expand more rapidly than expected. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities. No assurance can be given, however, that such bank credit or debt or equity financing will be available to the Company on terms and conditions acceptable to the Company, if at all.

Recent Authoritative Pronouncements

     Effective January 1, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition" which is effective for all software transactions the Company enters into subsequent to December 15, 1997. The adoption of this statement did not have a material effect on the Company's financial position.

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



Item 1. Legal Proceedings - Not Applicable


Item 2. Changes in Securities and Use of Proceeds - Not Applicable


Item 3. Default Upon Senior Securities - Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders

     The information required by this Item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders held on May 21, 1998 filed with the Commission April 20, 1998.


Item 5. Other  Information.

     Stockholders intending to present proposals at the next Annual Meeting of Stockholders to be held in 1999 must notify the Company of the proposal no later than December 21, 1998 if they wish to include the proposal on the Company's proxy card and, along with any supporting statement, in the Company's proxy statement. As to any proposal presented by a stockholder at the Annual Meeting of Stockholders that has not been included in the Proxy Statement, the management proxies will be allowed to use their discretionary voting authority unless notice of such proposal is received by the Company no later than March 6, 1999.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

 Exhibit                                                                  Page
   No.                   Description                                       No.
----------  ---------------------------------------------------------- ---------
   10.5     Employment agreement between Gregory Pratt and the          15 - 26
            Company, dated as of June 25, 1998

   11.1     Statement Regarding Computation of Earnings Per Share. (1)     27

   27.1     Financial Data Schedule. (1)                                   28

----------
(1)  Filed herewith.


(b)  Reports on Form 8-K

     1. The Company filed a Form 8-K with the Commission on June 29, 1998 to report its announcement of the appointment of a new Chief Executive Officer, the signing of letters of intent to acquire two companies, and the expected loss for the second quarter of 1998. No financial statements were filed with this report.

     2. The Company filed a Form 8-K with the Commission on August 7, 1998 to report its acquisition of all of the outstanding capital stock of OAO Services, Inc., a District of Columbia corporation (see Footnote 6 in the Notes to Consolidated Financial Statements), pursuant to the Stock Purchase Agreement dated as of July 24, 1998 among the Company, OAO Corporation and William R. Hill.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          OAO Technology Solutions, Inc.
                                          (Registrant)

Date:   8/14/98                           By: /s/ Gregory A. Pratt
                                             ----------------------------------
                                          Gregory A. Pratt
                                          Chief Executive Officer and President

Date:   8/14/98                           By: /s/ Samuel D. Horgan
                                             ----------------------------------
                                          Samuel D. Horgan
                                          Chief Financial Officer