Form 10-Q
period 1998-09-30
OAO TECHNOLOGY SOLUTIONS INC
filed 1998-11-17
CIK 1043476

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 9, 1998, the registrant had outstanding 16,449,649 shares of its Common Stock, par value $0.01 per share.

                         OAO TECHNOLOGY SOLUTIONS, INC.

 Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1998



                                      INDEX


                                                                         Page
                                                                       Reference
                                                                       ---------

COVER PAGE..................................................................   1

INDEX.......................................................................   2

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of September 30, 1998
           (Unaudited) and December 31, 1997................................   3

           Condensed Consolidated Statements of Operations for the Three Months
           and Nine Months Ended September 30, 1998 and 1997 (Unaudited)....   4

           Condensed Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1998 and 1997 (Unaudited)....................   5

           Notes to Condensed Consolidated Financial Statements
           (Unaudited) .....................................................   6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................  10

PART II - OTHER INFORMATION.................................................  14

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES..................................................................  15

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         OAO TECHNOLOGY SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              September 30,   December 31,
                                                                                   1998          1997
                                                                               -----------     ---------
                                              ASSETS
Current Assets:
  Cash and cash equivalents                                                      $  9,841      $ 22,221
  Accounts receivable:
     Billed, net of allowance for uncollectible accounts
       of $1,092 and $50, respectively                                             14,686        12,146
     Unbilled, net of allowance for uncollectible accounts
       of $1,789 and $239, respectively                                            11,620         9,400
  Note receivable- related party                                                    2,520          --
  Income tax receivable                                                               769          --
  Deferred tax asset                                                                2,126          --
  Other current assets                                                                795           875
                                                                                 --------      --------
     Total current assets                                                          42,357        44,642
Property and equipment, net                                                         4,204         4,611
Deposits and other assets                                                             471           753
Goodwill                                                                            4,096           336
                                                                                 --------      --------
     Total assets                                                                $ 51,128      $ 50,342
                                                                                 ========      ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                               $  8,022      $  3,773
  Accrued expenses                                                                  7,175         5,720
  Income tax payable                                                                  190           477
  Unearned revenue                                                                    639           379
  Note payable                                                                       --             378
  Current maturities of capital lease obligations                                     223           552
  Deferred income taxes                                                              --             114
                                                                                 --------      --------
     Total current liabilities                                                     16,249        11,393

Capital lease obligations, net of current maturities                                  777           883
Commitments and contingencies                                                        --            --
Stockholders' Equity:
  Common Stock, par value $0.01 per share,
     authorized, 25,000,000; 16,430,315 and 16,285,050
     issued and outstanding at September 30, 1998, and                                164           163
     December 31, 1997, respectively
  Additional paid-in capital                                                       34,807        34,454
  Stockholders' receivable                                                             (4)         (133)
  Retained (deficit) earnings                                                        (348)        3,658
  Accumulated other comprehensive income                                             (517)          (76)
                                                                                 --------      --------
     Total stockholders' equity                                                    34,102        38,066
                                                                                 --------      --------
     Total liabilities and stockholders' equity                                  $ 51,128      $ 50,342
                                                                                 ========      ========


The accompanying notes are an integral part of these condensed consolidated statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                               Three Months Ended         Nine Months Ended
                                                  September 30,              September 30,
                                             ----------------------     ----------------------
                                               1998          1997         1998          1997
                                             --------      --------     --------      --------
Revenues                                     $ 34,520      $ 20,618     $ 77,866      $ 59,956
Direct Costs                                   29,888        16,137       66,621        46,910
                                             --------      --------     --------      --------
Gross Profit                                    4,632         4,481       11,245        13,046
Selling, General and Administrative             4,884         3,140       14,992         9,455
Restructuring and Other Charges                 2,900          --          2,900          --
                                             --------      --------     --------      --------
(Loss)Income from Operations                   (3,152)        1,341       (6,647)        3,591
Interest and Other (Income) Expense, net         (134)          106         (515)          193
                                             --------      --------     --------      --------
(Loss) Income Before Income Taxes              (3,018)        1,235       (6,132)        3,398
Income Tax (Benefit) Provision                 (1,046)          519       (2,126)        1,450
                                             --------      --------     --------      --------

Net (Loss) Income                            $ (1,972)     $    716     $ (4,006)     $  1,948
                                             ========      ========     ========      ========
Net (Loss) Income Per Common Share:

     Diluted                                 $  (0.12)     $   0.07     $  (0.24)     $   0.19
                                             ========      ========     ========      ========
     Basic                                   $  (0.12)     $   0.07     $  (0.24)     $   0.19
                                             ========      ========     ========      ========

Weighted Average Number of Common
Shares Outstanding:

    Diluted                                    16,430        10,489       16,375        10,414
                                             ========      ========     ========      ========
    Basic                                      16,430        10,001       16,375        10,001
                                             ========      ========     ========      ========


The accompanying notes are an integral part of these condensed consolidated statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                  ----------------------
                                                                                    1998          1997
                                                                                  --------      --------
Cash flows from operating activities:
Net (Loss) Income                                                                 $ (4,006)     $  1,948
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                       697           163
   Asset abandonment costs                                                           2,100          --
   Increase in the allowance for uncollectible accounts                              2,417          --
Changes in assets and liabilities, net of effects of acquisitions:
   Accounts receivable                                                               3,234        (5,493)
   Other current assets                                                                104          (340)
   Income tax receivable and deferred tax asset                                     (2,895)         --
   Deposits and other assets                                                           312          (603)
   Accounts payable                                                                 (4,920)         (813)
   Accrued expenses                                                                     66          (304)
   Unearned revenue                                                                    260           (25)
   Income taxes payable                                                               (401)          928
                                                                                  --------      --------
     Net cash used in operating activities                                          (3,032)       (4,539)
                                                                                  --------      --------

Cash flows from investing activities:
   Acquisition of OAO Services                                                      (2,195)         --
   Payment on OAO Services debt agreement                                           (3,465)         --
   Acquisition of DHR Technologies, net of cash acquired                              (938)         --
   Purchases of property and equipment                                              (1,979)       (1,925)
                                                                                  --------      --------
     Net cash used in investing activities                                          (8,577)       (1,925)
                                                                                  --------      --------

Cash flows from financing activities:

   Borrowings under revolving credit agreement                                        --           6,041
   Proceeds from the exercise of stock options                                         235          --
   Payments on stockholders' receivable                                                129          --
   Payments on capital lease obligations                                              (435)         --
   Payments on notes payable                                                          (378)         --
                                                                                  --------      --------
     Net cash (used in) provided by financing activities                              (449)        6,041
                                                                                  --------      --------

Effect of exchange rate changes on cash                                               (322)         --

Net decrease in cash and cash equivalents                                          (12,380)         (423)
Cash and cash equivalents, beginning of period                                      22,221           876
                                                                                  --------      --------
Cash and cash equivalents, end of period                                          $  9,841      $    453
                                                                                  --------      --------

Supplemental Disclosures of Cash Flow Information
   Cash payments for income taxes                                                     $769          $128


The accompanying notes are an integral part of these condensed consolidated statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     OAO Technology Solutions, Inc. (the "Company" or "OAOT" ) provides clients with a wide range of IT solutions and professional services including: systems and software engineering; the operation of large-scale service delivery centers and networks, distributed systems management; applications development and maintenance; staffing augmentation services; enterprise resource planning, integration, implementation and training services; as well as state-of-the-art software solutions for the managed care marketplace.

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

2.   CREDIT AGREEMENTS

     The Company currently has a $10.0 million revolving credit agreement (the "Agreement") with a commercial bank. Advances under the Agreement are limited to 80% of certain eligible accounts receivable of the Company. The Company also has a $750,000 line of credit (the "Line") with the same bank and the same terms as the Agreement. There currently are no outstanding borrowings under either the Agreement or the Line. The Company is required to maintain certain financial and other covenants under these facilities. The Company was not in compliance with certain covenants as of September 30, 1998, and is in the process of renegotiating the terms of the existing Agreement.

3.   EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share has been calculated as net earnings divided by weighted-average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted average common and diluted shares outstanding. For the three and nine months ended September 30, 1998, all common equivalents were anti-dilutive and therefore not included in the calculation of diluted earnings per share. For the three and nine months ended September 30, 1997, the Company's diluted shares outstanding were 488,000 and 413,000 respectively, for total common and dilutive shares outstanding of 10,489,000 and 10,414,000, respectively. Shares outstanding are computed using the weighted-average number of shares of common and common equivalent shares, which consist of stock options, for each period.

4.   RESTRUCTURING AND OTHER CHARGES

     Restructuring Charge

     During the nine month periods ended September 30, 1998, in connection with management plans to reduce costs and improve operating efficiencies, the Company recorded pre-tax restructuring charges of approximately $800,000. The restructuring costs related to involuntary employee termination benefits and other costs associated with restructuring actions. Employee termination benefits include severance, wage continuation, outplacement services and other benefits.

     Asset Abandonment

     During the three months ended September 30, 1998, the Company reviewed the status of its enterprise wide financial management project and identified previously capitalized costs of approximately $2.1 million related to components of this project which were being abandoned during the projects implementation and have been written off.

5.   ACQUISITIONS

     DHR Technologies, Inc. Acquisition

     On April 2, 1998, the Company acquired certain assets and liabilities of DHR Technologies, Inc. ("DHR") for approximately $1.1 million in cash. DHR, a Maryland-based information technology services company and software developer, provided technical services in a variety of disciplines, including object oriented software engineering; World Wide Web/multimedia applications; training and consulting; and maintenance engineering. The acquisition has been accounted for under the purchase method of accounting, thus the results of operations of the acquired company have been included in the consolidated financial statement from the date of acquisition. The purchase price was allocated based on the fair values of the assets acquired, including among other assets approximately $162,000 of cash, and the liabilities assumed at the date of acquisition. The purchase resulted in an excess of purchase price over net assets acquired of approximately $1.5 million, which is being amortized on a straight-line basis over 7 years. Pro forma information related to this acquisition is not included herein as the acquisition was not material.

     OAO Services, Inc. Acquisition

     On July 24, 1998, the Company completed the acquisition of all of the outstanding capital stock of OAO Services, Inc., pursuant to a Stock Purchase Agreement dated July 24, 1998 among OAO Services, Inc., the Company, OAO Corporation ("OAOC") and an individual shareholder (the individual shareholder together with OAOC, the "Stockholders"). The acquisition was effective as of July 1, 1998.

     Pursuant to the terms of the Stock Purchase Agreement, the purchase price payable by the Company to the Stockholders in connection with the acquisition included (i) cash in the amount of $2,305,000, subject to certain purchase price adjustments, (ii) the payment by OAOT to the bank of $4,561,000 for the retirement of outstanding debt under a financing agreement (of this amount, $3,465,611 is a paydown of the portion of the debt allocated to the Company, with the remainder, being a payment of the balance allocated to OAOC), and (iii) earn-out payments to the Stockholders in amounts equal to 10% of the OAOT's Pre-Tax Profit, as defined in the Stock Purchase Agreement, in excess, if any, of $2,000,000, subject to increases as defined in the Stock Purchase Agreement, for the three years ending December 31, 1999, 2000 and 2001. The aggregate of all earn-out payments under the Stock Purchase Agreement will not exceed $5,000,000, and each earn-out payment will be payable by OAOT on the 90th business day after the OAOT receipt of its audited financial statements for the year for which such payment is to be made.

     Also on July 24, 1998, in connection with the acquisition of OAO Services, OAOT entered into an Administrative Services Agreement with OAOC, under which OAOC will provide OAO Services with administrative support services through the earlier of the date that OAOT determines, in its sole discretion, that it no longer requires such services, or December 31, 1998. In consideration for providing such services, OAOT will pay to OAOC $100,000 per month. During the three and nine month periods ended September 30, 1998, the Company incurred $300,000 of costs under this agreement.

     As of September 30, 1998, the Company had a receivable of approximately $2.5 million due from OAOC. In connection with its purchase of OAO Services, Inc. from OAOC, the Company paid excess cash purchase price of approximately $352,000, which together with the repayment of OAOC debt of approximately $2.2 million at closing by the Company results in the total amount due from OAOC to the Company of approximately $2.5 million. The Company entered into a promissory note from OAOC for this amount bearing interest at Prime plus 2% due December 1, 1999. The note is guaranteed by an individual, who is the Chairman of the Board of Directors and Chief Executive Officer of OAOC, holder of 95% of OAOC's outstanding shares of capital stock, the Vice Chairman of the Board of Directors of the Company, and owner of approximately 20% of the outstanding shares of common stock of the Company, and has pledged as security approximately 1.3 million of the shares of the Company's stock, currently valued at approximately $5.0 million.

     The unaudited pro forma information for the periods set forth below give effect to the OAO Services acquisition as if it had occurred at the beginning of each period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time (unaudited, dollars in thousands)


                                     Nine months ended         Year ended
                                    September 30, 1998      December 31, 1997
                                    ------------------      -----------------

   Revenue                               $119,948                 $143,557
   Net  (Loss) Income                    $(3,602)                  $3,513
   Diluted Earnings Per Share             $(.22)                    $.31
   Basic Earnings Per Share               $(.22)                    $.27

6.   COMPREHENSIVE (LOSS) INCOME

     In 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" which was effective for fiscal years beginning after December 15, 1997. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's source of other comprehensive income other than net income, is from foreign currency translation adjustments and deferred compensation. There were no adjustments to net income to arrive at comprehensive income for the three or nine months ended September 30, 1997. The components of comprehensive income are as follows:
(dollars in thousands)

                                   Three months      Three months      Nine months       Nine months
                                      ended             ended             ended            ended
                                   September 30,     September 30,     September 30,    September 30,
                                       1998              1997             1998              1997
                                      ------------------------------------------------------------
Net (Loss) Income                     $(1,972)          $   716          $(4,006)          $ 1,948
Other Comprehensive Income:
Deferred Compensation                    --                --               (195)             --
Foreign Currency Translation              (97)             --               (322)             --
                                      -------------------------          -------------------------
Comprehensive (Loss) Income           $(2,069)          $   716          $(4,523)          $ 1,948

7.   NEW AUTHORITATIVE PRONOUNCEMENTS

     In July 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and in February 1998 issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

     SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments and the related disclosures about products and services, geographic areas and major customers. SFAS No. 132 requires revised disclosures about pensions and post-retirement benefit plans. Adoption of SFAS No. 132 will not have a material effect on the Company's presentation of pension disclosures. The Company is evaluating the effect of implementing SFAS No. 131 on its presentation of operating segments and related disclosures. The Company will adopt SFAS Nos. 131 and 132 in the fourth quarter of 1998.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." This Statement will be effective in 1999 and establishes accounting standards for costs incurred in the development or implementation of computer software. This new Statement requires the capitalization of certain software implementation costs relating to software developed or implemented for the Company's use. This Statement is not expected to have a significant effect on the Company's financial position or results of operations.

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

Overview

     The Company provides a wide range of outsourced IT solutions and professional services, and competes in four lines of business, including Managed Services, Staff Augmentation, Enterprise Resource Planning, and Healthcare Solutions.

     Managed Services includes the operation of large-scale data center complexes and networks ("Megacenter Operations"), distributed systems management ("DSM"), staffing services and other IT services. The Company provides these services to strategic clients ("Strategic Clients") as part of an IT outsourcing team serving engagement clients ("Engagement Clients"), who are the ultimate end-users of the services. The Company's primary Strategic Clients have been IBM's Global Services ("IBM") and Digital Equipment Corporation ("Digital"). Engagement Clients include Ameritech, Blue Cross/Blue Shield and McDonnell Douglas. During the nine months of 1998, the Company has invested approximately $1.1 million the development of a new line of business, Applications Development and Maintenance ("ADM") by opening a center in New Brunswick, Canada devoted solely to the provision of these services (the "Northshore Solution").

     The OAO Services acquisition in July of 1998 comprises the Staff Augmentation line of business. Staff Augmentation offers a broad range of IT skills including systems engineers, architects, and managers. OAO Services is an IBM National Technical Subcontracting (NTS) Supplier, offering customer support center services, year 2000 support services, and deskside support services.

     Enterprise Resource Planning was developed with the acquisition of DHR Technologies in April of 1998. DHR provides advanced computerized solutions and related technical services to power, industrial, healthcare and financial clients.

     In  addition,  the Company  provides  consulting  services  and software to
managed  care  organizations   through  its  Healthcare   Solutions   subsidiary
("Healthcare").

Results of Operations

Revenues

     The Company's revenue increased approximately 67.4% and 29.9%, respectively, to $34.5 million and $77.9 million for the three and nine months ended September 30, 1998 compared to $20.6 million and $60.0 million for the same prior year periods. Revenue from Managed Services decreased 13.4% and 3.6% respectively, to $17.3 million and $55.7 million for the three and nine months ended September 30, 1998 compared to $19.9 million and $57.8 million for the same prior periods. This decrease is due to the expiration of certain Digital projects, and a combination of IBM pricing pressures resulting in revenue reductions on three continuing contracts; the elimination of approximately $2.5 million in revenue from a non-recurring project which occurred during the first half of 1997; and the shutdown of approximately five IBM projects during the current year. In March 1998, the Company announced a new initiative to provide certain ADM services to IBM. This new line of business has provided approximately $479,000 and $1.0 million in revenue for the three and nine months ended September 30, 1998.

While the Company is continuing to participate in proposal efforts with IBM, and will continue to pursue the expansion of the NorthShore Solution both with IBM and other customers, it expects the pricing pressures and certain contract expirations to continue. Accordingly, revenue from IBM and Digital could potentially continue to decrease.

     Revenue from Staff Augmentation was $14.9 million for the three months ended September 30, 1998. In July, 1998, the Company acquired certain assets of OAO Services, Inc. ("Services") in a cash transaction. The acquisition has been accounted for under the purchase method of accounting, thus the results of operations of the acquired company have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on the fair values of the assets acquired and the liabilities assumed at the date of acquisition. Prior to the acquisition, Services had revenues of approximately $28.6 million, $16.5 million and $50.8 million for the six months ended June 30, 1998, and the three and nine months ended September 30, 1997, respectively. Revenue from Staff Augmentation is expected to remain consistent in the fourth quarter of 1998.

     In April 1998, the Company acquired certain assets of DHR Technologies, Inc. ("DHR") for approximately $1.1 million in cash. DHR, a Maryland-based information technology services company and software developer, provides technical services in a variety of disciplines, including object-oriented software engineering; World Wide Web/multimedia applications; training and consulting; and maintenance engineering. The acquisition has been accounted for under the purchase method of accounting, thus the results of operations of the acquired company have been included in the consolidated financial statements from the date of acquisition. For the three and nine months ended September 30, 1998, DHR contributed Enterprise Resource Planning revenue of approximately $484,000, and $1.2 million respectively. Revenue from Enterprise Resource Planning is expected to remain constant in the fourth quarter of 1998.

     Revenue from Healthcare was approximately $1.9 million and $6.0 million for the three and nine months ended September 30, 1998. The increase in revenue was contributed by the Company's subsidiary, OAO Healthcare Solutions, which sells the MC400 software package and was acquired by the Company in November 1997. This increase in Healthcare was offset by a decrease in revenue for the nine months ended September 30, 1998 due to the decline of revenues on one legacy project nearing completion. Revenue from Healthcare is expected to increase for the fourth quarter of 1998, however, no assurance can be given that these expectations will be met.

Direct Costs

     The Company's direct costs increased 85.2% and 42.0%, respectively, to $29.9 million and $66.6 million for the three and nine months ended September 30, 1998, compared to $16.1 million and $46.9 million for the same prior year periods. Direct costs consist primarily of direct labor cost and related fringe benefit costs. As a percentage of revenue, direct costs increased to 86.6% and 85.6% for the three and nine months ended September 30, 1998, compared to 78.3% and 78.2% for the comparable periods in 1997.

     Gross margin for Managed Services was $3.1 million and $8.9 million or 18.0% and 16.0% of the related revenues for the three and nine months ended September 30, 1998, respectively, compared to $4.2 million and $12.1 million or 21.0% of the related revenues for the same prior year periods. Margins for Managed Services decreased primarily as a result of IBM pricing pressures on continuing projects which accelerated during the first quarter of 1998, and due to the expiration of several IBM and Digital projects during the current year. In addition, margins were adversely impacted by approximately $1.1 million of start-up costs incurred year to date related to the Northshore Solution project. These costs are expected to continue at a declining rate for the remainder of 1998. Staff Augmentation gross margin was $1.9 million or 12.9% of related revenues for the three months ended September 30, 1998. Enterprise Resource Planning gross margin was $(538,000) and $(723,000) or (111.2%) and (61.4%)
respectively for the three and nine months ended September 30, 1998. Gross margin for Healthcare was $140,000 and $1.2 million or 7.4% and 18.9% of the related revenues for the three and nine months ended September 30, 1998, compared to $297,000 and $967,000 or 42.5% and 44.4% of the related revenues for the same prior year periods. Healthcare margins decreased for the three months ended September 30, 1998 due to a decline in revenue on one existing project nearing completion. Healthcare margins increased for the nine months ended
September 30, 1998 due to the acquisition of OAO Healthcare Solutions in November 1997. Healthcare margins are expected to increase in the fourth quarter of 1998 compared to the current quarter due to an increase in the delivery of MC400 software licenses. Management can provide no assurance that this expectation will be met.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 55.5% and 56.1% for the three and nine months ended September 30, 1998 to $4.9 million and $14.8 million, respectively, compared to $3.1 million and $9.5 million for the same prior year periods. As a percentage of revenues, these costs decreased to 14.1% for the three months ended September 30, 1998 compared to 15.2% for the same prior year period. The decrease is attributable to recently implemented cost cutting initiatives. As a percentage of revenues these costs increased to 19.0% for the nine months ended September 30, 1998, compared to 15.8% for the same prior year periods. The increases are due to provisions for uncollectible accounts receivable of approximately $3.2 million and $625,000 which were recorded during the second and third quarter of 1998, respectively.

Restructuring and  Other Charges

     During the three months ended September 30, 1998, in connection with management plans to reduce costs and improve operating efficiencies, the Company recorded pre-tax restructuring charges of approximately $800,000. The restructuring costs relate primarily to involuntary employee termination benefits. Employee termination benefits include severance, wage continuation, outplacement services and other benefits.

     During 1997, the Company began implementation of an enterprise wide financial management project. The program included modules for general ledger, accounts receivable, accounts payable, project accounting and human resources. During the three months ended September 30, 1998, due to significant cost overruns and project definition changes, the Company hired an outside consultant to review the status of this project. Based on this review, the Company
abandoned   certain  of  the   original   software   modules   and  the  related
implementation costs. As a result, the Company recorded a write off of approximately $2.1 million related to this abandonment. Other

Liquidity and Capital Resources

     Cash and cash equivalents were $9.8 million as of September 30, 1998, and $453,000 as of September 30, 1997. Cash flows used in operations were $3.0 million for the nine months ended September 30, 1998 and $4.5 million for the nine months ended September 30, 1997. The Company primarily funded its uses of cash in 1998 from operations and the proceeds received from the rights offering, and in 1997 from borrowings under the Company's credit facility prior to the completion of the rights offering. The use of cash in operations for the nine months ended September 30, 1998, was primarily the result of the increase in income tax receivable as well as decreases in accounts payable and accounts receivable.

     The use of cash in investing activities for the nine months ended September 30, 1998 was primarily the result of the acquisitions of OAO Services, Inc. and DHR Technologies, Inc. The Company's business is not capital intensive, and expenditures in any given year are ordinarily not significant. Capital expenditures in the first nine months of 1998 included expenditures associated with the development of a operational, administrative and financial information system. The Company has recorded an asset abandonment cost on the operational, administrative and financial information system of approximately $2.1 million. The Company expects to incur additional capitalized costs of approximately $1.0 million associated with the development and implementation of a new management information systems through the first quarter of 1999.

     The Company currently has a $10.0 million revolving credit agreement (the "Agreement") with a commercial bank. Advances under the Agreement are limited to 80% of certain eligible accounts receivable of the Company. The Company also has a $750,000 line of credit (the "Line") with the same bank which has the same terms as the Agreement. The Company is required to maintain certain financial and other covenants under these facilities with which they were not in compliance as of September 30, 1998. Since there currently are no outstanding borrowings under either the Agreement or the Line, there is no liability resulting from the violation of the covenants. However, under the existing
Agreement, funds would not be available for the Company's use. The Company believes it would be able to obtain funds if needed by renegotiating the terms of the existing Agreement or entering into a new financing arrangement with a different bank.

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

Year 2000 (Y2K) Issue

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Y2K failures. Accordingly, in January of 1998, the Company initiated a program to determine it's state of readiness for its information technology and non-information technology systems and to identify and properly address issues associated with the Y2K issue. The Company has made substantial progress in assessing how it will be impacted by the issue. In June of 1998, a company wide initiative began to assess third party vendor state of readiness. The Company is in the process of obtaining compliance certificates from its third party vendors, however, the Company is unable to definitively determine that all third party vendors will reach Y2K-ready status. As of September 30, 1998, the Company has surveyed all of its business and critical systems, and plans for replacement of non-compliant equipment and software have been put in place. The cost of the replacement systems is estimated at approximately $1.0 million, scheduled to be incurred in the fourth quarter of 1998 and the first quarter of 1999 under the normal course of business. The Comapny does not have a written contingency plan in place addressing the effect, if any, should any of its third party vendors fail to deliver Y2K compliance. Any additional need for contingency plans or back-up systems will be addressed and determined during th first half of 1999.

     The activities involved in the Company's Y2K program necessarily involve estimates and projections, as described above, of activities and resources that will be required in the future. These estimates and projections may be revised as work progresses on this program. If any of the significant third party vendors are not Y2K compliant and/or the Company fails to identify or replace non-compliant equipment or software and noncompliance causes a material disruption to the business of the Company, the Company's revenues and financial position could be materially adversely affected. There can be no assurance that the Year 2000 will not have a material adverse effect on the Company's financial position of results of operations.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit                                                              Page
    No.                     Description                                 No.
--------------------------------------------------------------------------------
    27.1      Financial Data Schedule.  (1)                             16



----------

(1)  Filed herewith.


(b)  Reports on Form 8-K

     1. The Company filed a Form 8-K with the Commission on June 29, 1998, to report its announcement of the appointment of a new Chief Executive Officer, the signing of letters of intent to acquire two companies, and the expected loss for the second quarter of 1998. No financial statements were filed with this report.

     2. The Company filed a form 8-K with the Commission on August 7, 1998, in connection with the July 24, 1998 acquistion of all of the outstanding capital stock of OAO Services, Inc. No financial statements were filed with this report

     3. The Company filed a Form 8-K/A with the Commission on October 6, 1998, to provide the financial statements required to be included in the current report on Form 8-K dated July 24, 1998 in connection with the acquisition of all of the outstanding capital stock of OAO Services, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          OAO Technology Solutions, Inc.
                                          (Registrant)

Date:  11/16/98                              By: /s/ GREGORY A. PRATT
                                             -----------------------------------
                                          Gregory A. Pratt
                                          Chief Executive Officer and President

Date:  11/16/98                              By: /s/ SAMUEL D. HORGAN
                                              ----------------------------------
                                          Samuel D. Horgan
                                          Chief Financial Officer