Form 10-K
period 1998-12-31
OAO TECHNOLOGY SOLUTIONS INC
filed 1999-03-30
CIK 1043476

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 9, 1999, was approximately $53,922,676 based on the closing sale price of the Common Stock on March 9, 1999, of $4.1975 as reported by the NASDAQ National Market System.

     As of March 9, 1999, the registrant had outstanding 16,694,060 shares of its Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1999 are incorporated by reference in Part III, Items 10, 11, 12 and 13.

                                  OAO TECHNOLOGY SOLUTIONS, INC.

                                        INDEX TO FORM 10-K
                               FOR THE YEAR ENDED DECEMBER 31, 1998


    Item                                                                                    Page
     No.                                                                                     No.
    ----                                                                                    ----
                                               Part I
      1  Business...........................................................................   3

      2  Properties.........................................................................  11

      3  Legal Proceedings..................................................................  12

      4  Submission of Matters to a Vote of Security Holders................................  12

                                              Part II

      5  Market for Registrant's Common Equity and Related Stockholder Matters..............  12

      6  Selected Consolidated Financial Data...............................................  13

      7  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................................  13

      8  Financial Statements and Supplementary Data........................................  21

      9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................................  44

                                             Part III

     10  Directors and Executive Officers of the Registrant.................................  44

     11  Executive Compensation.............................................................  44

     12  Security Ownership of Certain Beneficial Owners and Management.....................  44

     13  Certain Relationships and Related Transactions.....................................  44

                                              Part IV

     14  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................  45

                                     PART I

Item I. BUSINESS.

Overview

     OAO Technology Solutions, Inc. (the "Company", or "OAOT") is an enterprise information technology ("IT") infrastructure solution provider. The Company provides a wide range of outsourced information technology solutions and professional services through four service lines: Managed Services; Staff Augmentation; Enterprise Resource Planning; and Healthcare IT Solutions. The Company typically provides these solutions and services to strategic customers, which are global providers of IT outsourcing services. The Company works with its strategic customers as part of the IT outsourcing/team in providing services to a wide range of end-user customers.

     Managed Services includes the operation of large-scale datacenter complexes and networks (high volume system of computers and information networks), distributed systems management ("DSM"), applications software development and maintenance. The Company believes that it is differentiated from other IT service providers through its focus on relationships with a limited number of carefully selected strategic customers, its ability to perform successfully and profitably under multi-year, fixed-price contracts and its ability to provide services on a national and international basis.

     Staff Augmentation Services are provided by OAO Services, Inc., ("OAO Services") a wholly owned subsidiary of OAOT which was formed in 1995 and acquired by the Company in July 1998. OAO Services provides technical IT skills to strategic customers nationwide. These services, provided on a time and material basis, are regularly utilized within engagements to meet short, long and indefinite term requirements.

     The Company provides entire life cycle services for organizations using Enterprise Resource Planning (ERP) software. These services range from initial business process modeling and development, through system installation and implementation. The Company also provides a full suite of continuous support services to help maintain and upgrade complex, mission critical systems.

     Industry specific services represent a small but growing and important component of the Company's business. The Company has found that it can provide significant added value to industry-specific markets by melding its proven capabilities in IT with in-depth expertise in the targeted market. OAO HealthCare Solutions provides managed care information software products and business solutions for health care organizations that offer risk-oriented agreements for defined member populations.

     The Company began operations in January 1993, as a separate business division of OAO Corporation ("OAO"), and was incorporated in the State of Delaware in March 1996. In April 1996, the Company was spun-off from OAO.

Industry

     The use of outsourcing has grown rapidly as corporations have increasingly determined that it is advantageous to focus on their core competencies and outsource those functions that are not central to their primary mission. According to a leading market research firm, the IT services industry in 1998 was estimated to have been over $126.0 billion in the U.S. and even larger internationally. Including hardware and software, the U.S. outsourcing market is $231.0 billion.

     The Company believes that a number of factors have resulted in a significant shift in the awareness and acceptance by organizations of the benefits of IT outsourcing. Historically, most IT outsourcing arrangements were premised on the primary goal of cost reduction and were often limited to discrete functions such as the management of data centers. Over the past several years, however, a number of fundamental developments have occurred which have caused organizations to reconsider the benefits of outsourcing their IT functions. These developments include global competition, businesses' focus on "core competencies", accelerating technological change and the need for enterprise-wide system integration arising from the rapid growth in the number of software applications and end-users throughout organizations. The principal technology-driven change is the continuing movement by large corporations to deploy, distributed computer networks using client/server architecture. The move to open standards based computing environments continues to accelerate today as a result of improvements in price/performance ratios for computer systems and advances in open computing standards and enabling technologies. These technological changes are making it increasingly difficult and expensive for businesses to maintain in-house the necessary technical and management capabilities, to handle their current IT needs, and to effectively exploit rapidly evolving technologies.

     One of the key trends occurring in the IT outsourcing industry is an increasing use of business partnerships and alliances among outsourcing vendors to deliver a broader range of technical skills more cost-effectively to the end-user customer. Factors driving this trend include the complexity and convergence of technology required in outsourcing engagements, lack of available technical resources, shortened delivery times, and investment costs of internally building technical capabilities. As a result, outsourcing providers recognize that it is not practical to internally develop and manage all of the technical skills and critical resources necessary to perform increasingly complex outsourcing engagements.

     Outsourcing engagements are typically characterized as being long-term in nature and often involve the transfer by the customer of certain of its facilities, technologies and employees to the outsourcer. The outsourcer's responsibilities under IT engagements may vary widely from engagement to engagement, ranging from the provision of certain specific IT functions to the management of a client's entire IT operation. Within these engagements, the relationships often involve the provision of employees or consultants by a subcontracting vendor to the outsourcing vendor. The subcontractor is normally paid on a time and materials basis and the outsourcing vendor retains the managerial responsibility for the IT services provided by such persons.

     Many of the same factors fueling the rapid expansion of the outsourcing industry are similarly impacting the staff augmentation industry. As the demand for technical resources continues to expand, corporations are increasingly relying on staff augmentation providers as a source for skilled IT professionals. An industry magazine reports that in 1998, 74.0% of all companies are using temporary workers hired through a staffing company. Whether to meet temporary or long-term demands, companies faced with the difficulty of identifying, attracting, and retaining competent, highly skilled IT professional are supplementing their in-house IT staff with consultants obtained from staff augmentation companies.

Growth Strategy

     The Company's goal is to become one of the premier enterprise infrastructure solution providers by pursuing the following principal strategies:

     Leverage Existing Relationships. By establishing and nurturing close relationships with a limited number of strategic customers, the Company intends to continue building a reputation for performance that supports the Company's selection by its strategic customers as a value-added partner of choice. In support of this strategy, the employees that deliver services to strategic customers are organized in customer teams, with each customer team responsible for a particular strategic customer. In addition to designated customer teams, the Company also maintains engagement managers who are responsible for each strategic customer relationship and who seek to identify additional business opportunities within the strategic customer organization. As a result of these relationships, the Company was granted several engagements by strategic customers without the requirement that the Company participate in a competitive selection process.

     Selectively Expand Base of Strategic Customers. The Company intends to selectively expand the number of strategic customers with which it maintains relationships by carefully evaluating market opportunities with IT services and product providers who value the Company's outsourcing approach.

     Develop Industry-Specific Expertise. The Company intends to selectively develop expertise in industries that will allow it to be a premier enterprise infrastructure solutions provider and that may offer higher-margin opportunities. The Company has invested in developing expertise in the healthcare industry, and during 1997, strengthened its offerings in this marketplace through the acquisition of certain assets of UniHealth Investment Company, a division of UniHealth, Inc. OAO HealthCare Solutions produces a software product named MC400, which assists managed care organizations in the administration of benefits structures and provider contracts.

     The acquisitions of DHR Technologies, Inc, ("DHR") in April of 1998, and ETG, Inc. ("ETG") in November of 1998, contribute to the development of the Enterprise Resource Planning ("ERP") expertise. DHR provides advanced computerized solutions and related technical services to power, industrial, healthcare and financial clients. ETG provides integration, implementation and training services for SAP(TM) and Microsoft(R) applications.

     In July 1998, the Company expanded its offerings in the staff augmentation industry with the acquisition of OAO Services, Inc. OAO Services, Inc. offers a broad range of IT skills including systems engineers, architects, managers, and ERP specialties. OAO Services is an IBM National Technical Subcontracting (NTS) Supplier. It offers IBM Customer Support Center Services, Year 2000 Support Services, and Deskside Support Services.

     The Company will continue to target other vertical markets that are undergoing regulatory, technological or competitive changes which provide opportunities for increased outsourcing of IT functions. The Company will likely make investments in new technical and service capabilities to enhance its vertical market strategy.

     Pursue Acquisitions and Alliances.The Company intends to continue to pursue expansion opportunities to aid in the achievement of its goal to be the premier enterprise infrastructure solution provider by means of acquisitions and alliances. The Company believes that expanded technical skills, additional industry expertise, and a broader customer base may result from these activities.

OAOT's Services

     The Company provides its strategic customers with a wide range of IT solutions and professional services, through four service lines: Managed Services; Staff Augmentation; Enterprise Resource Planning; and Healthcare IT Solutions.

     Managed Services includes Datacenter Operations Management (formerly defined as Megacenter Operations Management), Distributed Systems Management, Application Development and Maintenance, and other IT services. Managed Services represents 64.2% and 90.6% of the Company's total 1998 and 1997 revenues, respectively.

     The Company provides Managed Services primarily to strategic customers which are global providers of IT outsourcing services. The Company believes that it is differentiated from other IT service providers through its focus on relationships with a limited number of carefully selected strategic customers, its ability to perform successfully and profitably under multi-year, fixed-price contracts and its ability to provide services on a national and international basis. The Company's strategy is to build long-term relationships with its strategic customers by understanding their business needs and by providing specific services within the strategic customers' large-scale outsourcing engagements more cost-effectively than other alternatives. The Company delivers its services through customer teams, each of which has full responsibility for the delivery of services to a specific end-user customer. The Company's close relationships with its strategic customers, its ability to rapidly transition and integrate its management personnel into new engagements, and its ability to effectively manage personnel in the client environment, allow the Company to profitably price its services under fixed-price contracts. By offering fixed-price contracts, the Company reduces the execution and pricing risk for its customers in their large-scale outsourcing engagements.

     Large-scale outsourcing engagements typically involve the acquisition of IT assets by the outsourcing provider from the end-user customer. These assets can range from fixed assets, such as entire data centers and computer networks, to personnel, such as data center, help desk and programming staff. The Company's role in outsourcing engagements usually involves the retention of IT personnel from the end-user customer. By retaining employees as part of its new outsourcing engagements, to date, the Company's growth has not been impeded by the availability of qualified technical personnel. In each new outsourcing engagement, the Company utilizes its expertise in IT staffing and operations to evaluate and retain outsourced staff and to reengineer the operations of the outsourced function. Through this process, the Company historically has been able to improve the performance of, and manage on a more cost-effective basis, the outsourced function for its customers.

     Datacenter Operations Management. The Company's Datacenter Operations Management services cover the entire spectrum of the management and operation of large scale computing equipment and all of its ancillary equipment, systems, services and associated networks. This generally includes the performance of any task associated with the operation or management of a traditional mainframe data center. IBM currently engages the Company to provide management and operations services at three of its four Megacenters in the U.S. Each Megacenter represents the networking of IBM's data centers across a geographic region. Datacenter Operations Management provided approximately 30.9%, 43.0%, and 60.2% of total revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company provides services which support all aspects of datacenter management such as policy formulation, planning, process and procedure creation, service level development, staffing and directing the work force, budgeting and controlling, relocation and consolidation, and upgrading of equipment, services and systems. In performing these services, the Company is normally responsible for the attainment of service level requirements and has the flexibility of directing the personnel as it deems appropriate.

     The Company provides services which involve all elements of the technical operations of a datacenter, including management and operation of distributed networks of systems, computer room equipment scheduling and operations, network center operation and management, tape library management, off-site data storage, disaster planning and recovery, tape and print equipment operations, print distribution, help desk and call center operations, move/add/change operations for user equipment, computer and network systems programming, computer and network systems performance measurement and tuning, production job scheduling and control for applications systems, maintenance and development of software applications systems, and quality assurance for technical operations.

     A typical datacenter engagement involves supporting a strategic customer by selectively accepting functions within the total outsourcing engagement. The Company's role is to assume full responsibility for managing, staffing and delivering service level requirements for those functions. For example, in the Company's seven-year contractual engagement to support a very large IBM Megacenter dispersed across the Northeast region of the U.S., the Company performs the functions of console operations, network operations, output processing operations, data storage operations, and user services functions such as move/add/change operations. This Megacenter utilizes a very large network of mainframe computer configurations that support both the strategic customer's internal requirements and those of its end-user customers. Within this engagement, the Company performs defined functions on a fixed-price basis and also supports a wide range of additional functions pursuant to certain staffing service provisions under the contract. These additional functions may be performed by the Company on a short or long-term basis, depending on the requirements of the strategic customer. The Company performs these functions in the facilities of both its strategic and end-user customers, including regional, national and international locations.

     Distributed Systems Management ("DSM"). The Company's primary focus in DSM services is on the evolving market for outsourced support of the desktop-network requirements of the end-user customers. The Company believes that the trend toward outsourcing the operation and management of desktop-network requirements presents a major opportunity for growth. The services being delivered by the Company vary by engagement and include: network operating system architecture and implementation; evaluation and redesign of server architecture; communications network evaluation and restructuring for improved connectivity and efficiency; design and implementation of E-mail solutions; rollout of the new desktop system into the user environment; transition services to support a smooth migration to a new centrally managed desktop environment; help desk services; deskside training services; asset management support and control; design and implementation of automated centralized asset control; and operation support, including activities associated with changes in technology, the client's organizational structure or physical plant changes. DSM engagements accounted for approximately 24.7%, 28.3%, and 17.7% of revenues, respectively, for the years ended December 31, 1998, 1997 and 1996.

     As an example of the Company's DSM services, the Company has teamed with its strategic customer, Compaq Computer Corporation to provide support of desktop computers and local area networks for a major financial institution. Digital Equipment Corporation (now Compaq) contracted to provide standardized desktops, laptops and local area networks hardware, software and support to the end-user customer's offices worldwide. Compaq requested OAOT to provide support in three major areas; interim support services, change management, and help desk staffing for over 12,000 workstations and 500 servers throughout North America.

     Under the interim support services agreement, the Company assumed responsibility for onsite services being performed by the end-user customers while their offices were migrated to the new configurations. Subsequently, the end-user customer has asked that OAOT continue this onsite service after sites are migrated. Services include onsite support of desktops, laptops, and local area networks including design and installation of desktop, server, and network configurations, modification to equipment and/or software, and desktop, network and server upgrades, changes and moves of equipment and software, and some hardware and software maintenance. The Company has full responsibility for all management and technical aspects including negotiating with subcontractors and working with client management and employees. OAOT's onsite support staff currently includes about 100 Site Managers, desktop analysts and technicians, and local area network analysts and technicians.

     Under the change management function, the strategic customer issues work orders to request specific tasks to be performed. The Company performs work orders that have to do with design, implementation, and moves of desktop, server, and network configurations, modification to equipment and/or software, and desktop, network and server upgrades. Work may be done under a fixed price basis or time and materials. OAOT manages all fixed price work orders assigned to the Company. Compaq retains management control over work orders on which the Company supplies only technical support (T&M.). Current staffing for work orders includes about 35 task managers, desktop analysts and technicians, server analysts and technicians, and LAN analysts and technicians.

     The Company's help desk support for this project is performed at Compaq's Remote Management Center (RMC) in Calgary, Alberta, Canada. The RMC provides hot-line and telephonic support to end-user customer offices throughout North America. The Company's support services include first and second level assistance for desktop, laptop, and local area network users and, if necessary, dispatch of local technicians for additional support. The Company currently provides over 120 help desk technicians, desktop analysts, and local area network analysts at the RMC.

     Application Development and Maintenance ("ADM"). Application development and maintenance services encompass the development, integration, and enhancement of business application software. These business applications include existing web enabled applications such as electronic commerce, enterprise resource planning, and legacy applications. Customers can access software engineering centers in the United States, Canada (Northshore) and Mexico (Southshore). These centers are collaboratively networked to provide ADM services and have programs to achieve level 4 certification in the Software Engineering Institutes Capability Maturity Model (SEI CMM). SEI CMM has been widely adopted as the industry standard for measuring software development and maintenance processes.

     Other IT Outsourcing. The Company's relationships with its strategic customers, and its posture as a value-added partner of choice working within end-user customer engagements and facilities, provide opportunities to be highly responsive to evolving customer needs. As a result, the Company is well-positioned to gain insight into market trends and make investments required to pursue opportunities that result from these trends. As a result, the Company may more selectively broaden its service offerings.

     System engineering services are a natural adjunct to the Company's other services and represent a large and growing need of its strategic customers. The Company has completed a number of short to medium term engagements in this area, including an engagement in support of a systems integration project with Perot Systems. Within this complex project, involving the development and implementation of a system to support the operation of the deregulated electric utility market, the Company provided support for the system test function and provided the networking expertise across the project. The Company believes that there is a growing market for outsourced IT services in support of utility deregulation.

     Staff Augmentation Services are provided by OAO Services, Inc., ("OAO Services") a wholly owned subsidiary of OAOT which was formed in 1995 and acquired by the Company in July 1998. Staff Augmentation Services represent 26.9% and 5.0% of the Company's total 1998 and 1997 revenues, respectively. OAO Services provides technical IT skills to strategic customers nationwide. These services, provided on a time and material basis, are regularly utilized within engagements to meet short, long and indefinite term requirements. Highly skilled professionals are provided to augment the end-user customers staffing or to respond to requirements that cannot be sufficiently defined to permit fixed prices.

     As of December 31, 1998, OAO Services provided over 800 consultants to customers, primarily IBM, with skills, including but not limited to, computer operators, application and systems programmers, network architects, designers, testers and installers, software/hardware testers, help desk consultants, project managers, and technical writers. OAO Services provides personnel possessing skills ranging from Oracle, SAP, C++, and COBOL/DB2, programmers to the every day needs of customers staffing requirements in the IT industry.

     With offices strategically located in the Northeast, Southeast, Midwest and West. OAO Services is positioned to provide superior nationwide support to customers and has continuously demonstrated this ability since its inception.

     Enterprise Resource Planning. The Company provides entire life cycle services for organizations using Enterprise Resource Planning (ERP) software. These services range from initial business process modeling and development, through system installation and implementation. The Company also provides a full suite of continuous support services to help maintain and upgrade complex, mission critical systems. Enterprise Resource Planning represents 1.6% of the Company's total 1998 revenues. There was no revenue for Enterprise Resource Planning in 1997.

     The Company's ERP service line is dedicated to implementing and supporting systems from SAP AG - one of the world's leader in ERP solutions. The Company focuses its efforts on public sector customers as well as middle market commercial customers. The Company believes these two classes of customers represent significant growth potential over the next three years for ERP vendors.

     In support of these efforts, the Company has established strategic relationships with both SAP and Microsoft. As a Microsoft Certified Solutions Provider (MCSP), the Company has launched a program to train and deploy technical consultants who are technically certified by SAP, as well as being Microsoft Certified System Engineers (MCSE). This will enable the Company to provide a combination of highly technical skills, which are unique in the marketplace. The investment will allow the Company to provide solutions for government agencies and middle market businesses in a more timely and cost effective manner.

     Healthcare IT Solutions. Industry specific services represent a small, but growing and important component of the Company's business. Healthcare IT Solutions represents 7.3% and 4.4% of the Company's total 1998 and 1997 revenues, respectively. The Company has found that it can provide significant added value to industry-specific markets by melding its proven capabilities in IT with in-depth expertise in the targeted market. The Company targeted the healthcare industry based upon the dynamics of the industry. An evaluation of the information aspects of the industry clearly indicated the value of shared information across the dispersed providers of healthcare and related businesses such as employers and insurers. For example, through the Company's acquisition in 1997, OAO HealthCare Solutions provides managed care information software products and business solutions for health care organizations that offer risk-oriented agreements for defined member populations. The MC400 managed care software system is comprised of over thirty modules that provide a managed care organization with all of the required processes and methodologies needed to manage benefit structures and provider contracts.

     OAO HealthCare Solutions provides full service solutions to users of the managed care product MC400. This includes product development, customer service, installation services, training and ongoing support. In addition, other services may be provided, such as total project management, hardware planning and implementation, and custom programming. MC400 is currently installed at over 50 managed care organizations across the nation.

Relationships with Strategic Customers

     IBM. The Company's relationship with its strategic customer, IBM, has continued to expand in terms of revenues, the range of services provided, the number of engagements and the number of IBM business units which have engaged the Company's services. The Company won its first engagement with IBM in January 1993, successfully competing against several existing IBM contractors, when it was chosen to perform a number of specific functions in a large outsourcing contract which IBM had been awarded by Boeing. The initial three year term of this engagement has subsequently been extended to a ten year term, through year 2003, and the scope of the engagement now encompasses the performance of functions in support of IBM's Central Megacenter. In August 1993, the Company won a similar engagement to perform a number of specific functions in support of IBM's internal computer complex in the mid-Hudson Valley in New York. The Company employed approximately 100 former IBM employees at the beginning of this engagement. The initial two year term of this engagement has subsequently been extended to a seven year term, through year 2000, and the scope of the engagement now encompasses the performance by more than 500 employees of various functions in support of IBM's Northeast Megacenter. In early 1995, the Company won a three year engagement to perform specific IT functions in support of IBM's South Megacenter, which has been extended to December 1999. As a result of these engagements, IBM currently engages the Company's services at three of its four U.S. Megacenters.

     IBM has also engaged the Company to perform IT services in support of other large outsourcing contracts which it has been awarded, including engagements with Ameritech, Amtrak, Blue Cross /Blue Shield of New Jersey and PECO Energy. The Company was chosen to support Ameritech and PECO Energy engagements without having to submit competitive bids. Revenues from IBM were 67.0%, 66.2% and 82.2%, respectively, of the Company's total revenues for the years ended December 31, 1998, 1997 and 1996.

     Compaq. Compaq became a strategic customer in January 1995, when the Company was awarded a contract to provide services in support of an end-user customer in Vancouver, British Columbia. Later in 1995, the Company was awarded additional engagements with Compaq in Central and Eastern Canada. During 1996, the Company became a delivery partner of Compaq across all of Compaq's Canadian outsourcing engagements and played an important role in assisting Compaq to obtain a long-term extension of a large outsourcing contract in Canada. In 1996, Compaq was awarded an engagement to provide services in support of one of the industry's largest desktop outsourcing engagements. This particular end-user customer is one of the world's largest financial institutions and presents global opportunities for Compaq and the Company. As a result of these engagements, the Company's relationship with Compaq has begun to expand into other geographic areas, including the U.S. and the United Kingdom. Revenues from Compaq accounted for 23.4%. 24.1%, and 11.4% of the Company's total revenue for the years ended December 31, 1998, 1997 and 1996, respectively.

Operations

     The Company's organizational structure is composed of three parts: customer teams, an enablement team and corporate management and staff.

     Customer teams are responsible for the actual delivery of the Company's services and provide individual, specific customer focus. Each customer team has full accountability for the success of the Company's relationship and business execution with a particular strategic customer and is directly responsible for the marketing, closing, and delivery of services to that client. Within customer teams, empowered entrepreneurial business units are responsible for a single or group of contracts or for a geographical area with its strategic customer.

     The Company's enablement team is responsible for assisting customer teams in handling the significant up front activities that occur during the beginning and transition phases of engagements. The enablement team precedes customer teams when entering new geographical locations and establishes the required infrastructure to service clients at that location. When entering new international locations, this often includes: identifying legal, accounting, bookkeeping, and human resource support; organizing a new business entity; and acquiring physical facilities. The enablement team also supports transition efforts (new engagement start-ups) by providing experienced specialists to provide facility, administrative and other support to the customer team.

     The Company's corporate management and staff is responsible for establishing the strategic direction of the Company, strategic marketing, investor relations, corporate finance and accounting, human resource policy guidance, and other administrative support services.

     In structuring each outsourcing engagement, the Company works with its strategic customers to identify elements within the engagement where the Company can assume full responsibility for contract performance. The breadth of the Company's service offerings provides meaningful flexibility to the strategic customer in providing a total solution to the end-user customer's outsourcing requirements. The Company's roles include providing services at customer locations locally, nationally and internationally.

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

Sales and Marketing

     To date, the Company has focused its marketing efforts on maintaining and expanding its relationships with a limited number of strategic customers. The Company's customer-intimate business model is the driving force of the sales and marketing function. Since the Company has co-located its offices with those of its strategic customers, its customer teams are designed to focus on and serve the strategic customer in targeted market segments. Each customer team includes two or more account executives who have the responsibility to expand the Company's business with that strategic customer. Since the customer teams are closely aligned with and co-located with the strategic customer, the Company is in a better position to anticipate and respond to the strategic customer's unique needs; thereby, creating a competitive advantage by ensuring account control and growth with its strategic customers. After establishing its customer team in a manner which the Company believes will exceed its strategic customers expectations, the Company expands its marketing activities from that location.

     Once the customer teams anticipate the strategic customer's future needs, the Company's management is responsible for positioning the Company to meet these needs through new service offerings. Under the leadership of management, the Company has made, and will continue to make, significant investments to position itself in key industries, technologies and global markets.

Competition

     The IT services market is highly competitive and is served by numerous firms, including systems consulting and integration firms, professional services companies, application software firms, staff augmentation firms, the professional service groups of computer equipment companies, facilities management and management information systems outsourcing companies, certain "Big Five" accounting firms, and general management consulting firms. Many participants in the commercial IT services market have significantly greater financial, technical and marketing resources and generate greater revenues than the Company. The Company believes that the principal competitive factors in the commercial IT services industry include responsiveness to client needs, the ability to cause the transition of the outsourced services to occur on a prompt and seamless basis, quality of service, employee relations, price, management capability and technical expertise. The Company believes that its ability to compete also depends on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate skilled technical and management personnel, the price at which others offer comparable services and the extent of its competitors' responsiveness to client needs.

Employees

     As of December 31, 1998, the Company employed over 2,000 full time persons. Approximately 84 of these employees have managerial responsibilities, and over 1,107 have technical responsibilities. The Company typically utilizes the services of independent contractors only in short-term engagements and certain international engagements. The Company believes that its relationships with its employees are good.

     The Southern California Professional Engineering Association represents 4 of the Company's employees under a collective bargaining agreement which expires on January 10, 2002, and 11 of the Company's employees are represented by the International Association of Machinists and Aerospace Workers under a collective bargaining agreement which expires on January 15, 2002. The Office and Professional Employees International Union (the "OPEIU") represents 22 of the Company's employees under a collective bargaining agreement that expires on February 29, 2000. The Company believes that its relationship with each union is good.

Item 2. PROPERTIES.

     The Company's headquarters and principal administrative, sales and marketing functions are located in approximately 14,100 square feet of leased space in Greenbelt, Maryland. This lease expires in December 2003. The Company leases office space in eighteen U.S. cities, as well as in Vancouver, British Columbia; Toronto, Ontario; Calgary, Alberta, and Moncton, New Brunswick. Additionally, the Company shares offices with joint venture partners in London, England, and Mexico City, Mexico.

     The Company anticipates that additional space will be required as business expands and believes that it will be able to obtain suitable space as needed.

Item 3. LEGAL PROCEEDINGS.

     The Company believes that there are no claims or actions against the Company the ultimate disposition of which will have a material adverse effect on the Company's results of operations or financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Stock Data: The Company's Common Stock, par value $0.01 per share, commenced trading on the NASDAQ National Market tier of the NASDAQ Stock Market on October 22, 1997, under the symbol "OAOT." As of December 31, 1998, there were 871 record holders of the Company's Common Stock based on information provided by the Company's transfer agent. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Stock.

                                                                    1998
                                                           ---------------------
     Quarter                                                  High          Low
                                                           ---------      ------
     First                                                 $11 13/16      $7 3/8
     Second                                                    9 5/8       4 1/2
     Third                                                     5 1/4       3 1/8
     Fourth                                                    4 5/8       2 3/8


                                                                    1997
                                                           ---------------------
     Quarter                                                  High          Low
                                                           ---------      ------
     Fourth                                                  $12 1/2      $8 1/2

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, and the balance sheet data as of December 31, 1998, 1997, 1996, 1995 and 1994 have been derived from consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, independent auditors. The Company began its operations in 1993 as a division of OAO Corporation, was incorporated in March 1996 and was spun off from OAO Corporation in April 1996. In July 1998, the Company acquired OAO Services, Inc. from OAO Corporation.

(In thousands, except per share amounts)                       For the years ended December 31,
                                                 -----------------------------------------------------------------------
                                                    1998            1997          1996           1995            1994
                                                 ---------       ---------      ---------      ---------       ---------
Statement of Operations Data:
Revenues                                         $ 113,342       $  84,666      $  57,891      $  38,229       $  22,472
Direct costs                                        97,105          65,882         43,896         28,548          16,503
Selling, general and administrative                 19,100          13,551         10,824          7,338           4,743
Restructuring and other charges                      3,135            --             --             --              --
                                                 ---------       ---------      ---------      ---------       ---------
(Loss) income from operations                       (5,998)          5,233          3,171          2,343           1,226
Interest and other (income) expense, net              (619)            453             46            115              61
                                                 ---------       ---------      ---------      ---------       ---------
(Loss) income before income taxes                   (5,379)          4,780          3,125          2,228           1,165
(Benefit) provision for income taxes                (1,881)          1,912          1,315          1,139             466
                                                 ---------       ---------      ---------      ---------       ---------

Net (loss) income                                $  (3,498)      $   2,868      $   1,810      $   1,089       $     699
                                                 =========       =========      =========      =========       =========
Net (loss) income per common share:
     Basic (1)                                   $   (0.21)      $    0.27      $    0.18
                                                 =========       =========      =========

     Diluted (1)                                 $   (0.21)      $    0.26      $    0.17
                                                 =========       =========      =========

(In thousands)                                                              As of December 31,
                                                 -----------------------------------------------------------------------
                                                    1998            1997          1996           1995            1994
                                                 ---------       ---------      ---------      ---------       ---------
Balance Sheet Data:
Working capital                                  $  26,394       $  33,249      $   4,718      $  (1,446)      $    (964)
Total assets                                        51,118          50,342         12,828          5,801           3,198
Capital lease obligations, including
   current portion                                     883           1,435            476            251            --
Stockholders' equity                                35,448          38,066          5,840          1,654             565

(1) See Note 4 to Notes to Consolidated Financial Statements for information concerning calculation of basic and diluted net income per common share.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto found in Item 8 of this Form 10-K. Historical results and percentage relationships among any amounts in these Financial Statements are not necessarily indicative of trends in operating results for any future period.

     The statements which are not historical facts contained in this Form 10K, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes to Consolidated Financial

Statements, are forward-looking statements that involve certain risks and uncertainties. Actual results may differ materially based on numerous factors, including but not limited to the Company's dependence on key strategic customers, risks associated with fixed-price contracts, competition in the industry, general economic conditions, and other risks described herein and in the Company's other Securities and Exchange Commission filings.

Overview

     The Company is an enterprise IT infrastructure solution provider. The Company provides a wide range of outsourced information technology solutions and professional services, including the operation of large-scale datacenter complexes and networks (high volume system of computers and information networks), distributed systems managementn ("DSM"), applications software development and maintenance, staffing augmentation services, enterprise resource planning, integration, implementation and training services, and software solutions for the managed care marketplace

     The Company provides managed services, generally on a long-term, fixed-price contractual basis, to strategic customers as part of an IT outsourcing team providing services to a wide range of end-user customers. The Company's strategic customers have been IBM's Global Services and Compaq with engagements including end-users: Boeing, Campbell Soup, Ryder Systems Corporation and Citibank.

     For the years ended December 31, 1998, 1997, and 1996, approximately 37.1%, 60.8%, and 73.8% of the Company's revenues, respectively, were derived from fixed-price contracts. Fixed-price contracts as a percentage of total Company revenue declined in 1998 primarily due to the acquisition in July 1998 of OAO Services, Inc., which has primarily time and materials contracts. The fixed-price contracts range from three to ten years in length and are accounted for under the percentage of completion method. The Company's fixed-price contracts generally require the Company to meet certain pre-established levels of service, while achieving certain operating or managerial efficiencies during the course of the engagements. Profitability is generally lower during the early term of the these engagements as the Company invests in assuring a smooth start-up and in attaining certain service levels prior to the implementation of productivity improvements. Upon completion of the initial performance phase, the Company initiates activities to increase profitability through improved management practices and the establishment of new technical and operational methodologies.

     Staff augmentation services are a part of the Company's service offerings to its strategic customers. These services, provided on a time and materials basis, are regularly utilized within engagements to meet short or indefinite term requirements, to deliver personnel who augment the client's staffing or to respond to requirements that cannot be sufficiently defined to permit fixed prices. There are also instances where an engagement has started on a time and materials basis and evolved to a fixed-price basis as the requirements became sufficiently defined.

     ERP services are generally provided on a time and materials contractual basis. The Company, through its ERP service line, provides entire life cycle services for organizations. These services range from initial business process modeling and development, through system installation and implementation. The Company also provides a full suite of continuous support services to help maintain and upgrade these complex, mission-critical systems. The ERP service line is dedicated to implementing and supporting systems from SAP AG - one of the world's leaders in ERP solutions. The Company focuses its efforts on public sector customers, as well as middle market commercial customers. In support of these efforts, the Company has established strategic relationships with both SAP and Microsoft. As a Microsoft Certified Solutions Provider (MCSP), the Company has launched a program to train and deploy technical consultants who are technically certified by SAP, as well as being Microsoft Certified System Engineers (MCSE). This will enable the Company to provide a combination of highly technical skills.

     The Company provides Healthcare IT Solutions services under software license agreements with end users. The agreements include product development, customer service, installation services, training and ongoing support. In addition, other services may be provided, such as total project management, hardware planning and implementation, and custom programming. MC400 is currently installed at over 50 managed care organizations across the nation.

     The Company has experienced substantial growth since its inception, with revenues increasing to $113.3 million in 1998, from $12.1 million in 1993. Engagements which involve new services to existing customers or services to new customers may result in lower margins during the early term of the engagement. The Company has historically experienced margin improvements over the course of its engagements. In addition, operating results can be affected by the level of the Company's investments in international and other business development activities. The Company believes that its business is not seasonal. Quarterly results can be affected by the Company's level of investment in the expansion and development of new service lines, the commencement of new contracts and engagements, the loss of strategic or end-user customers, the timing of personnel cost increases and the portion of revenues derived from new client engagements.

     The Company's relationship with its first strategic customer, IBM, has continued to expand in terms of revenues, the range of services provided, the number of engagements and the number of IBM business units which have engaged the Company's services. Revenues from IBM have increased on a percentage basis of the Company's total revenues, to 67.0% for the year ended December 31, 1998 from 66.2% for the year ended December 31, 1997 and declined on a percentage basis from 82.2% for the year ended December 31,1996. The percentage has increased for the year ended December 31, 1998 due primarily to the increase in IBM revenues resulting from the acquisition of OAO Services, Inc. IBM is OAO Services' primary customer. The declining revenue percentage trend between 1996 and 1997 is primarily attributable to the Company's expanding relationship with Compaq, which became a primary customer in 1995. The Company is currently a major delivery partner of Compaq for outsourcing engagements across Canada, and its relationship with Compaq has expanded into other geographic areas. Revenues from Compaq accounted for 23.4%, 24.1%, and 11.4% of the Company's total revenues for the years ended December 31, 1998, 1997 and 1996, respectively. The loss of IBM or Compaq as a strategic customer or a decrease in the revenue derived from the Company's relationships with either IBM or Compaq could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that either strategic customer will continue to engage the Company's services at historical levels, if at all. The termination or non-renewal of a strategic customer's contract by an end-user customer could also have a material adverse effect on the Company's business, operating results and financial condition.

     While the IT services industry has generally experienced labor shortages and wage inflation in excess of most other industries, the Company's engagements have not been materially affected, primarily due to the Company's practice of retaining the majority of the outsourced personnel. The Company prices its services under these engagements on the basis of the historical cost of the outsourced function, managerial experience and its assessment of evolving technical factors. The Company also enters into staffing services engagements requiring high-demand IT specialists for terms ranging up to 18 months, usually on a time and materials basis. The Company is subject to the same general labor pressures inherent in the IT services industry when performing these engagements, which are primarily related to the Company's DSM and systems integration services. The Company is dependent upon its ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients. In pricing its services under shorter term engagements, the Company evaluates the existing labor market for IT specialists and the expected duration of the engagement.

     The Company often places its employees in the workplace of both its strategic and end-user customers. The Company is therefore exposed to potential liability with respect to actions taken by its employees, such as damages caused by employee errors, misuse of client-proprietary information or theft of client property. Due to the nature of the Company's potential liability with respect to any such actions, there can be no assurance that any insurance maintained by the Company will be adequate to cover any such liability.

Results of Operations

     The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenue:

                                                        Year Ended December 31,
                                                       ------------------------
                                                        1998      1997     1996
                                                       -----     -----    -----
Revenues ...........................................   100.0%    100.0%   100.0%
Direct costs .......................................    85.7      77.8     75.8
Selling, general and administrative expense ........    16.9      16.0     18.7
Restructuring and other charges ....................     2.7      --       --
                                                       -----     -----    -----
(Loss) income from operations ......................    (5.3)      6.2      5.5
Interest and other (income) expense, net ...........    (0.5)      0.5      0.1
                                                       -----     -----    -----
     (Loss) income before income taxes .............    (4.8)      5.7      5.4
Benefit (provision) for income taxes ...............    (1.7)      2.3      2.3
                                                       -----     -----    -----

     Net (loss) income .............................    (3.1)%     3.4%     3.1%
                                                       =====     =====    =====

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

Revenues

     The Company's revenues increased 33.8% to $113.3 million for the year ended December 31, 1998, from $84.7 million for the year ended December 31, 1997. This increase was primarily due to increased revenues as a result of acquisitions.

     Revenue from Managed Services decreased 8.4% to $72.8 million for the year ended December 31, 1998 from $79.5 million for the year ended December 31, 1997. This decrease is due to the expiration of several significant contracts, and strategic customer pricing pressures. The decrease was offset by increases in revenues resulting from the Company's new initiative to provide certain ADM services. This new line of business has provided approximately $1.5 million in revenue for the year ended December 31, 1998.

     Revenue from Staff Augmentation was $30.5 million for the year ended December 31, 1998. In July 1998, the Company acquired certain assets of OAO Services in a cash purchase transaction. The acquisition has been accounted for under the purchase method of accounting, thus the results of operations of the acquired company have been included in the consolidated financial statements from the date of acquisition. Prior to the acquisition, OAO Services had revenues of $29.3 million and $65.8 million for the six months ended June 30, 1998 and twelve months ended December 31, 1997.

     ERP revenue was $1.8 million for the year ended December 31, 1998. Two acquisitions contributed to ERP revenue in 1998. In April 1998, the Company acquired certain assets of DHR Technologies, Inc. ("DHR") for approximately $1.1 million in cash. DHR, a Maryland-based information technology services company and software developer, provides technical services in a variety of disciplines, including object-oriented software engineering; World Wide Web/multi-media applications; training and consulting; and maintenance engineering. Effective November 1, 1998, the Company acquired Enterprise Technologies Group, Inc. ("ETG"). Pursuant to the agreement ETG shareholders exchanged all the issued and outstanding stock of ETG consisting of 1,000 shares of Common Stock, par value $.10 per share into 222,222 shares of Common Stock, par value $.01 per share of the Company. The ETG shareholders were granted certain "piggyback" registration rights whereby under certain circumstances, and subject to certain conditions, they may include these shares of OAOT Common Stock in any registration of shares of OAOT Common Stock. The Company, prior to the merger, provided ETG interest free advances totaling approximately $216,000. Additionally, at closing, the Company repaid ETG's shareholders loans of $109,000.

     Revenue from the Healthcare IT Solutions service line increased 57.7% to $8.2 million for the year ended December 31, 1998, from $5.2 million for the year ended December 31, 1997. The increase in revenue was attributable to the Company's subsidiary OAO HealthCare Solutions. OAO HealthCare Solutions sells the MC400 software package and was acquired by the Company in November 1997. This increase in Healthcare was offset by a decline in revenue related to the completion of one legacy project.

Direct Costs

     The Company's direct costs increased by 47.3% to $97.1 million for the year ended December 31, 1998, from $65.9 million for the year ended December 31, 1997. As a percentage of revenues, direct costs increased to 85.7% for the year ended December 31, 1998, from 77.8% for the year ended December 31, 1997. The Company attributes this increase to increased costs associated with its establishment and development of the ADM, ERP and Healthcare service offerings.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 40.4% to $19.1 million for the year ended December 31, 1998, from $13.6 million for the year ended December 31, 1997. As a percentage of revenues these costs increased to 16.9% for the year ended December 31, 1998 from 16.0% for the year ended December 31, 1997 primarily due to provisions for uncollectible accounts receivable of approximately $4.2 million recorded during 1998. The Company intends to continue building its marketing, financial and administrative infrastructure to enable it to support its growth opportunities.

Restructuring and Other Charges

     During 1998, in connection with management plans to reduce costs and improve operating efficiencies, the Company recorded pre-tax restructuring charges of approximately $1,035,000. The restructuring costs relate primarily to involuntary employee termination benefits. Employee termination benefits include severance, wage continuation, outplacement services and other benefits. All of the terminated employees were notified of their termination and the terms and conditions of their severance in writing. Although some of the severance payments are being made in equal semi-monthly amounts up to a twelve-month period of time, the terminated employees are not obligated to provide any services after their date of termination.

     During 1997, the Company began implementation of an enterprise wide financial management project. The program included modules for general ledger, accounts receivable, accounts payable, project accounting and human resources. During the third quarter of 1998, due to significant cost overruns and project definition changes, the Company hired an outside consultant to review the status of this project. Based on this review, the Company has abandoned the majority of the original software modules and the related implementation costs. Except for the human resources module, none of the remaining modules had been implemented, and all the related implementation software documentation for these abandoned modules have been discarded. As a result, the Company recorded a write-off of approximately $2.1 million related to this abandonment.

Interest Expense and Provision for Income Taxes

     Interest expense was not material in either year as the Company satisfied its working capital needs through cash generated from operations and the initial public offering in 1997. The effective tax rate decreased to 35.0 % benefit in 1998 from a 40.0% provision in 1997

Comparison of Year Ended December 31, 1997 to the Year Ended December 31, 1996

Revenues

     The Company's revenues increased 46.3% to $84.7 million for the year ended December 31, 1997, from $57.9 million for the year ended December 31, 1996. This increase was generally attributable to increases in international revenues and increases in revenues from newer lines of business, such as DSM services. International revenue, primarily from the Company's relationship with Compaq (Digital) in Canada, increased to $20.4 million for the year ended December 31, 1997, compared to $6.9 million for the same prior year period. Revenues from the Company's DSM services increased by 135.3% to $24.0 million in 1997, compared to $10.2 million in 1996. Revenues from the Company's Megacenter Operations increased by 4.3% to $36.4 million for the year ended December 31, 1997, compared to $34.9 million for the year ended December 31, 1996.

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


Liquidity and Capital Resources

     Cash and cash equivalents were $9.6 million as of December 31, 1998, and $22.2 million as of December 31, 1997. Cash flows used in operations were $2.9 million for the year ended December 31, 1998 and $5.1 million for the year ended December 31, 1997. The use of cash in operations for the year ended December 31, 1998, was primarily the result of the increase in income tax receivable, as well as decreases in accounts payable and accounts receivable. The cash used in investing activities for the year ended December 31, 1998 was primarily the result of the acquisitions of OAO Services and DHR Technologies, Inc. The Company's business is not capital intensive, and expenditures in any given year are ordinarily not significant. The Company primarily funded its uses of cash from operations and proceeds received from its initial public offering in 1997. Capital expenditures in 1998 included capital expenditures associated with the development of an operational, administrative and financial information system.

     The Company currently has a $10.0 million revolving credit agreement (the "Agreement") with a commercial bank. Advances under the Agreement are limited to 80% of certain eligible accounts receivable of the Company. Amounts available under the Agreement based on eligible receivables, as of December 31, 1998 were approximately $9.0 million. The Company is required to maintain certain financial and other covenants under the Agreement with which it was not in compliance as of December 31,1998, however, the Company has obtained waivers and the Bank has agreed to new terms, including new covenants, subject to formal documentation between the Bank and the Company. As of December 31, 1998, there were no outstanding borrowings under the Agreement. The Company currently anticipates that its existing cash balances as well as cash generated from operations will be sufficient to satisfy its operating cash needs for the foreseeable future. The Company believes that additional bank credit would be available to fund such operating and capital requirements if the Company's cash needs expand more rapidly than expected. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities. No assurance can be given; however, that such bank credit or debt or equity financing will be available to the Company on terms and conditions acceptable to the Company, if at all.

Impact of the Year 2000 Issue

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Y2K failures. The Company has recognized the need to ensure that its operations will not be adversely impacted by the risk of potential disruption from the "year 2000 (Y2K) problem." This problem is a result of computer programs having been written using two digits (rather than four) to define the applicable year. Any IT systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures.

     The problem also extends to many "non-IT" systems; that is, operating and control systems that rely on embedded chip systems. In addition, like every other business enterprise, the Company is at risk from Y2K failures on the part of its major business counterparts, including third-party vendors, as well as potential failures in public and private infrastructure services, including electricity, water, gas, transportation and communications.

     System failures resulting from the Y2K problem could adversely affect operations and financial results in all of the Company's business segments. Failures may affect important operations as billing and collection and payroll operations, as well as other routine business operations.

     Accordingly, in January of 1998, the Company initiated a program to determine its state of readiness for its IT and non-IT systems and to identify and properly address issues associated with the Y2K issue. The Company has made substantial progress in assessing how it will be impacted by the issue. In June of 1998, a Company wide initiative began to assess third-party vendor state of readiness. The Company is in the process of obtaining compliance certificates from its third-party vendors; however, the Company is unable to definitively determine that all third-party vendors will reach Y2K-ready status.

     As of December 31, 1998, the Company has surveyed all of its business and critical systems, and plans for replacement of non-compliant equipment and software have been put in place. The cost of the replacement systems is estimated at approximately $50,000, scheduled to be incurred in the first quarter of 1999 in the normal course of business. The Company does not have a written contingency plan in place addressing the effect, if any, should any of its third-party vendors fail to deliver Y2K compliance. Any additional need for contingency plans or back-up systems will be addressed and determined during the first half of 1999.

     The activities involved in the Company's Y2K program necessarily involve estimates and projections, as described above, of activities and resources that will be required in the future. These estimates and projections may be revised as work progresses on this program. If any of the significant third party vendors are not Y2K compliant and/or the Company fails to identify or replace non-compliant equipment or software and noncompliance causes a material disruption to the business of the Company, the Company's revenues and financial position could be materially adversely affected. There can be no assurance that Y2K will not have a material adverse effect on the Company's financial position or results of operations.

     Based upon its efforts to date, the Company believes that the vast majority of both its IT and its non-IT systems, including all critical and important systems, will remain up and running after January 1, 2000. Accordingly, the Company does not currently anticipate that internal systems failures will result in any material adverse effect to its operations or financial condition. During 1999, the Company will continue and expand its efforts to ensure that major third-party vendors and providers of infrastructure services, such as utilities and communications services, will also be prepared for the year 2000 The Company is devoloping contingency plans to address any failures on their part to become Y2K compliant. At this time, the Company believes that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on such third parties whose systems may not work properly after January 1, 2000. While such failures could affect important operations of the Company and its subsidiaries, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

     The nature and focus of the Company's efforts to address the Year 2000 problem may be revised periodically as new issues are identified. In addition, it is important to note that the description of the Company's efforts necessarily involves estimates and projections with respect to activities required in the future. These estimates and projections are subject to change as work continues, and such changes may be substantial.

Item 7a QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company conducts business in foreign countries, primarily Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for the year ended December 31, 1998. The Company believes its foreign currency risk is related primarily to the difference between amounts the Company receives and disburses in Canada in U.S. Dollars from U.S. dollar denominated contracts. The company does not expect the amount of foreign currency risk to be material in the future. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of OAO Technology Solutions, Inc. and Subsidiaries are filed as part of this form 10-K.

Index to Financial Statements and Schedule                                                         Page
------------------------------------------                                                         ----
Financial Statements:

      Independent Auditors' Report ...............................................................  22

      Consolidated Statements of Operations and Comprehensive Income for the years ended
        December 31, 1998, 1997, and 1996 ........................................................  23

      Consolidated Balance Sheets as of December 31, 1998 and 1997 ...............................  24

      Consolidated Statements of Cash Flows for the years ended December 31, 1998,
         1997 and 1996 ...........................................................................  25

      Consolidated Statements of Stockholders' Equity for the years ended December 31,
         1998, 1997 and 1996 .....................................................................  26

      Notes to Consolidated Financial Statements .................................................  27

Schedule:

      Schedule II - Valuation and Qualifying Accounts ............................................  43

     Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of OAO Technology Solutions, Inc.:

     We have audited the accompanying consolidated balance sheets of OAO Technology Solutions, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedule on page 43. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OAO Technology Solutions, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.

Deloitte & Touche LLP
Washington, D.C.
February 24, 1999

                                                   OAO TECHNOLOGY SOLUTIONS, INC.

                                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                          (Dollars in Thousands, Except Per Share Amounts)


                                                                                        For the years ended December 31,
                                                                            -------------------------------------------------------
                                                                                1998                  1997                 1996
                                                                            ------------          ------------         ------------
Revenues ..........................................................         $    113,342          $     84,666         $     57,891
Direct costs ......................................................               97,105                65,882               43,896
Selling, general and administrative ...............................               19,100                13,551               10,824
Restructuring and other charges ...................................                3,135                  --                   --
                                                                            ------------          ------------         ------------
(Loss) income from operations .....................................               (5,998)                5,233                3,171
Interest and other (income) expense, net ..........................                 (619)                  453                   46
                                                                            ------------          ------------         ------------
(Loss) income before income taxes .................................               (5,379)                4,780                3,125
(Benefit) provision for income taxes ..............................               (1,881)                1,912                1,315
                                                                            ------------          ------------         ------------

Net (loss) income .................................................               (3,498)                2,868                1,810

Other comprehensive loss, net of tax:
    Foreign currency translation adjustment .......................                  283                  --                   --
Comprehensive (loss) income .......................................         $     (3,781)         $      2,868         $      1,810
                                                                            ============          ============         ============

Net (loss) income per common share:

    Basic .........................................................         $      (0.21)         $       0.27         $       0.18*
                                                                            ============          ============         ============

    Diluted .......................................................         $      (0.21)         $       0.26         $       0.17*
                                                                            ============          ============         ============

Weighted average number of shares outstanding:

    Basic .........................................................           16,433,757            10,598,130           10,000,000*
                                                                            ============          ============         ============

    Diluted .......................................................           16,433,757            11,202,171           10,497,534*
                                                                            ============          ============         ============

* Pro forma (See Note 4)


                       The accompanying notes are an integral part of these consolidated financial statements.

                                                   OAO TECHNOLOGY SOLUTIONS, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                       (Dollars in Thousands)


                                                                                                               December 31,
                                                                                                        ---------------------------
                                                                                                          1998               1997
                                                                                                        --------           --------
                                                    ASSETS
Current assets:
    Cash and cash equivalents ................................................................          $  9,615           $ 22,221
    Accounts receivable:
       Billed, net of allowance of $959 and $50, respectively ................................            15,458             12,146
       Unbilled, net of allowance of $710 and $239 respectively ..............................            11,082              9,400
                                                                                                        --------           --------
                                                                                                          26,540             21,546

    Note receivable - OAO Corporation ........................................................             2,520               --
    Deferred income taxes - current ..........................................................             1,136               --
    Income tax receivable ....................................................................             1,337               --
    Other current assets .....................................................................               469                875
                                                                                                        --------           --------
       Total current assets ..................................................................            41,617             44,642

Property and equipment, net ..................................................................             4,007              4,611
Deposits and other assets ....................................................................               455                753
Goodwill .....................................................................................             5,039                336
                                                                                                        ========           ========
       Total assets ..........................................................................          $ 51,118           $ 50,342
                                                                                                        ========           ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .........................................................................          $  6,481           $  3,773
    Accrued expenses .........................................................................             7,761              5,720
    Income taxes payable .....................................................................              --                  477
    Unearned revenue .........................................................................               545                379
    Notes payable ............................................................................              --                  378
    Current portion of capital lease obligations .............................................               436                552
    Deferred income taxes ....................................................................              --                  114
                                                                                                        --------           --------
       Total current liabilities .............................................................            15,223             11,393
Capital lease obligations, net of current portion ............................................               447                883
Commitments and contingencies
Stockholders' equity:
    Common stock, par value $.01 per share, 25,000,000
      shares authorized; 16,694,060 and 16,285,050
      shares issued and outstanding at December 31, 1998,
      and 1997, respectively .................................................................               167                163
    Additional paid-in capital ...............................................................            35,729             34,454
    Deferred compensation ....................................................................              (173)               (76)
    Accumulated other comprehensive loss .....................................................              (435)              --
    Stockholders' receivable .................................................................              --                 (133)
    Retained earnings ........................................................................               160              3,658
                                                                                                        --------           --------
       Total stockholders' equity ............................................................            35,448             38,066
                                                                                                        --------           --------
       Total liabilities and stockholders' equity ............................................          $ 51,118           $ 50,342
                                                                                                        ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                                                                                For the years ended December 31,
                                                                                             --------------------------------------
                                                                                               1998           1997           1996
                                                                                             --------       --------       --------
Cash Flows from Operating Activities:
     Net (loss) income ................................................................      $ (3,498)      $  2,868       $  1,810
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
       Depreciation and amortization ..................................................         1,248            413            245
       Asset abandonment costs ........................................................         2,100           --             --
       Net increase in the allowance for uncollectible accounts .......................         1,155           --             --
     Changes in assets and liabilities, net of effects of acquisition:
       Accounts receivable, net .......................................................         4,316        (11,406)        (7,831)
       Deferred income taxes ..........................................................        (2,473)           466             89
       Other current assets ...........................................................           189           (545)          (293)
       Deposits and other assets ......................................................           328           (765)           (24)
       Accounts payable ...............................................................        (6,841)         2,014            331
       Accrued expenses ...............................................................           652          2,039          1,970
       Unearned revenue ...............................................................           166           (552)           174
       Income taxes payable ...........................................................          (591)           336            141
                                                                                             --------       --------       --------
              Net cash used in operating activities ...................................        (3,249)        (5,132)        (3,388)
                                                                                             --------       --------       --------
Cash Flows from Investing Activities:
   Cash paid for the acquisition of OAO Services ......................................        (2,195)          --             --
   Payment on OAO Services debt agreement .............................................        (3,465)          --             --
   Cash paid for the acquisition of DHR Technologies ..................................          (938)          --             --
   Cash received in the acquisition of ETG cash .......................................            28           --             --
   Cash paid for the acquisition of OAO HealthCare Solutions, Inc. ....................          --             (398)          --
   Expenditures for property and equipment ............................................        (2,233)        (1,969)          (970)
                                                                                             --------       --------       --------
              Net cash used in investing activities ...................................        (8,803)        (2,367)          (970)
                                                                                             --------       --------       --------
Cash Flows from Financing Activities:
   Borrowings under revolving credit agreement ........................................          --            6,800            282
   Proceeds from the sale of common stock, net ........................................           298         29,339          5,000
   Payments on credit agreements ......................................................          --           (6,800)          --
   Receipt of stockholders' receivable ................................................           133           --             --
   Payments on capital lease obligations ..............................................          (552)          (495)           (57)
   Payments on notes payable ..........................................................          (378)          --             --
                                                                                             --------       --------       --------
              Net cash (used in) provided by financing activities .....................          (499)        28,844          5,225
                                                                                             --------       --------       --------
Effect of exchange rate changes on cash ...............................................           (55)          --             --
Net (decrease) increase in cash and cash equivalents ..................................       (12,606)        21,345            867
Cash and cash equivalents, beginning of period ........................................        22,221            876              9
                                                                                             --------       --------       --------
Cash and cash equivalents, end of period ..............................................      $  9,615       $ 22,221       $    876
                                                                                             ========       ========       ========

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest .......................................................      $    135       $    176       $     45
     Cash payments for income taxes ...................................................         1,180            844          1,085
Supplemental Noncash Investing and Financing Activities
     Capital asset and lease obligation additions .....................................      $   --         $  1,454       $   --


                       The accompanying notes are an integral part of these consolidated financial statements.

                                                   OAO TECHNOLOGY SOLUTIONS, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (Dollars and Shares in Thousands)
                                        For the years ended December 31, 1998, 1997 and 1996


                                          Common                                Accumulated
                                          Stock         Additional                  Other                                 Total
                                   -------------------   Paid-In     Deferred   Comprehensive Stockholders'  Retained  Stockholders'
                                    Shares     Amount    Capital   Compensation     Loss       Receivable    Earnings     Equity
                                   --------   --------  ---------- ------------ ------------- -------------  --------  -------------
Balance, December 31, 1995 ......     5,000   $     50   $   --       $   --        $ --          $ --       $  1,604    $  1,654
Net income ......................      --         --         --           --          --            --          1,810       1,810
Sale of common stock ............     5,000         50      4,950         --          --            --           --         5,000
Distribution to OAO Corporation .      --         --         --           --          --            --         (2,624)     (2,624)
                                   --------   --------   --------     --------      ------        ------     --------    --------
Balance, December 31, 1996 ......    10,000        100      4,950         --          --            --            790       5,840
                                   ========   ========   ========     ========      ======        ======     ========    ========
Net income ......................      --         --         --           --          --            --          2,868       2,868
Exercise of stock options .......        50          1         99         --          --            --           --           100
Sale of common stock ............     6,235         62     29,310         --          --            (133)        --        29,239
Option grants to non-employees ..      --         --           95          (95)       --            --           --          --
Amortization of deferred
  compensation ..................      --         --         --             19        --            --           --            19
                                   --------   --------   --------     --------      ------        ------     --------    --------
Balance, December 31, 1997 ......    16,285        163     34,454          (76)       --            (133)       3,658      38,066
                                   ========   ========   ========     ========      ======        ======     ========    ========
Net loss ........................      --         --         --           --          --            --         (3,498)     (3,498)
Exercise of stock options .......       187          2        489         --          --            --           --           491
Amortization of deferred
  compensation ..................      --         --         --             30        --            --           --            30
Shares issued for the
  acquisition of ETG ............       222          2        852         --          --            --           --           854
Option grants to non-employees ..      --         --          127         (127)       --            --           --          --
Payment of stockholders
  receivable ....................      --         --         --           --          --             133         --           133
Foreign currency translation
  adjustment ....................      --         --         --           --          (435)         --           --          (435)
Costs associated with sale of
  common stock ..................      --         --         (193)        --          --            --           --          (193)
                                   --------   --------   --------     --------      ------        ------     --------    --------
Balance, December 31, 1998 ......    16,694   $    167   $ 35,729     $   (173)     $ (435)       $ --       $    160    $ 35,448
                                   ========   ========   ========     ========      ======        ======     ========    ========


                       The accompanying notes are an integral part of these consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF COMPANY AND CORPORATE ORGANIZATION

     OAO Technology Solutions, Inc. (the "Company" or "OAOT") along with its wholly owned subsidiaries, provides a wide range of outsourced information technology solutions and professional services including: systems and software engineering; the operation of large-scale service delivery centers and networks, distributed systems management, applications development and maintenance; staffing augmentation services; enterprise resource planning, implementation and training services, and state-of-the-art software solutions for the managed care marketplace. These services are organized through four business lines: Managed Services; Staff Augmentation; Enterprise Resource Planning; and Healthcare IT Solutions.

     The Company's business began in January 1993, as a separate business division of OAO Corporation ("OAO"), an organization that provides IT services to governmental entities. OAO formed the Company as a separate business division in order to provide IT solutions and services to corporate clients. The Company became a wholly-owned subsidiary of OAO when it was incorporated in March 1996. In April 1996, the Company was spun off from OAO.

     Subsequently, on April 8, 1996, Safeguard Scientifics, Inc. ("Safeguard") invested $5.0 million in the Company in exchange for 5.0 million shares of common stock, which represented 50% of the common stock outstanding as of that date.

     The accompanying financial statements reflect the Company's operations since its formation as a division of OAO. Prior to the spin-off and recapitalization as a new company in April, 1996, the Company's financial statements include allocations of indirect costs of OAO, primarily rent and administrative costs, of approximately $484,000 for the year ended December 31, 1996. This allocation has been based on the relative sales and labor costs of the Company as compared to the total sales and labor costs of OAO and its subsidiaries. Such allocations were consistent with that required by the Defense Contract Audit Agency in connection with the administration of OAO's U.S. government contracts and are considered reasonable by management. In connection with the spin-off and subsequent investment by Safeguard, certain obligations to the Company from OAO as of the date of the spin-off, in the amount of $2.6 million were forgiven by the Company and treated as a distribution to OAO. This transaction has been reflected in the accompanying financial statements as a reduction of stockholders' equity at the date of the spin-off.

     Subsequent to the spin-off in 1996, the Company was charged administrative fees by OAO of approximately $600,000 through September 30, 1996, for administration of the accounting and human resource functions. No additional administrative fees for these specific services have been charged by OAO subsequent to September 30, 1996. Such charges were negotiated with OAO based on the charges for such services under the allocation methodology prior to the spin-off and were considered reasonable by management.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of OAO Technology Solutions, Inc. and its wholly owned subsidiaries: OAO Systems, Inc.; OAO HealthCare Solutions, Inc.; OAO Services, Inc.; ETG, Inc.; DHR Technologies; OAO Canada, Ltd.; Canadian Network Resources, Ltd.; Canadian Resources Management, Ltd.; OAO Brazil, LTDA; and OAO UK Limited. All accounts of non-U.S. subsidiaries have been translated into U.S. dollars and included in the consolidated financial statements. All intercompany accounts and transactions have been eliminated.

     Revenue Recognition. The Company provides services under contracts, primarily to large commercial customers. Revenue for fixed-price contracts is recorded on the basis of the estimated percentage of completion, based on costs incurred as compared to estimated costs at completion of the services rendered.

Revenues under time-and-materials contracts are recorded at the contracted rates times the labor hours plus other direct costs as they are incurred. Losses, if any, on all contracts are recognized as soon as they become known.

     The Company accounts for software revenues in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Revenues earned under software license agreements with end users are generally recognized when the software has been delivered and accepted by the customer, persuasive evidence of a contractual arrangement exists, the Company's fee is fixed or determinable, and collectibility is probable.

     Cash and Cash Equivalents. The Company considers all securities with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 1998 and 1997, the Company's cash equivalents consisted of overnight reverse repurchase agreements and demand deposits.

     Property and Equipment. Property and equipment is recorded at cost. The cost of office furniture, computer and office equipment, and purchased software is depreciated from the date of installation using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Included in property and equipment are leasehold improvements and leased equipment, which are depreciated using the straight-line method over the shorter of their estimated useful lives or the term of the related leases. Software development costs incurred for products to be used internally are capitalized and are amortized on a straight-line basis over five years. Amortization of these costs begins upon completion of software.

     Unearned Revenue. Unearned revenue at December 31, 1998 and 1997 represents prepayment for purchases of services that had not been rendered as of the respective dates.

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

     Foreign Currency Translation. The assets and liabilities of the Company's foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. Translation gains or losses are included as a component of stockholders' equity.

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

     Evaluation of Long-Lived Assets. In accordance with the Statement of Financial Accounting Standard ("SFAS"), No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," the Company evaluates the potential impairment of long-lived assets, including goodwill, based on the projection of undiscounted cash flows whenever events or changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable. Management believes no material impairment of these assets exists at December 31, 1998.

     Concentration of Risk. The Company's largest customer accounted for approximately 67.0%, 66.2%, and 82.2% of total revenues for the years ended December 31, 1998, 1997, and 1996, respectively. In addition, one other customer accounted for approximately 23.4%, 24.1%, and 11.4% of total revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

     Financial instruments that potentially subject the Company to concentration of credit risk principally consist of accounts receivable and cash equivalents. The Company's largest customer accounted for approximately 53.7% and 30.1% of accounts receivable as of December 31, 1998 and 1997, respectively. In addition, other customers with balances in excess of 10.0% accounted for approximately 30.7% and 46.0% of accounts receivable as of December 31, 1998 and 1997, respectively. The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support customer receivables.

     The Company has investments in overnight reverse repurchase agreements with a commercial bank. As of December 31, 1998 and 1997, the Company had invested approximately $6.0 and $20.9 million in overnight reverse repurchase agreements with this bank. The bank provides underlying collateral consisting of U.S. government securities which fully secures the carrying value of the reverse repurchase agreements. Because the transactions are entered into and settled daily, management believes that the risk of market value impairment on a given day is nominal.

     Stock-Based Compensation. In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As permitted under this Statement, the Company continues to follow the accounting provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issue to Employees" for the recognition and measurement of employee stock-based compensation and therefore provides only the disclosures required under SFAS No. 123, using the intrinsic method prescribed in APB Opinion No. 25, compensation costs are measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     Reclassifications. Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to current year presentation.

3.   ACQUISITIONS

     OAO HealthCare Solutions, Inc. Acquisition

     In November 1997, the Company acquired certain assets of UniHealth Investment Company, a division of UniHealth, Inc., for approximately $398,000 in cash. This division produces a software product named MC400 which assists managed care organizations in the administration of benefits structures and provider contracts. This acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of the acquired division have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on the fair value of the acquired assets and assumed liabilities at the date of acquisition. The purchase resulted in an excess of purchase price over net assets acquired of approximately $340,000, which is being amortized on a straight-line basis over seven years. Pro forma information related to this acquisition is not included herein as the acquisition was not material.


     DHR Technologies Acquisition

     On April 2, 1998, the Company acquired certain assets and liabilities of DHR Technologies, Inc. ("DHR") for approximately $1.1 million in cash. DHR, a Maryland-based information technology services company and software developer, provided technical services in a variety of disciplines, including object-oriented software engineering; World Wide Web/multimedia applications; training and consulting; and maintenance engineering. The acquisition has been accounted for under the purchase method of accounting; thus, the results of operations of the acquired company have been included in the consolidated financial statement from the date of acquisition. The purchase price was allocated based on the fair value of the assets acquired, including among other assets approximately $162,000 of cash, and the liabilities assumed at the date of acquisition. The purchase resulted in an excess of purchase price over net liabilities acquired of approximately $1.5 million, which is being amortized on a straight-line basis over seven years. Pro forma information related to this acquisition is not included herein as the acquisition was not material.

     OAO Services, Inc. Acquisition

     On July 24, 1998, the Company completed the acquisition of all of the outstanding capital stock of OAO Services, Inc., pursuant to a Stock Purchase Agreement dated July 24, 1998 among OAO Services, Inc., the Company, OAO and an individual shareholder (the individual shareholder together with OAO, the "Stockholders"). The acquisition was effective as of July 1, 1998.

     Pursuant to the terms of the Stock Purchase Agreement, the purchase price payable by the Company to the Stockholders in connection with the acquisition included (i) cash in the amount of $2,305,000, subject to certain purchase price adjustments, (ii) the payment by OAOT to the bank of $4,561,000 for the retirement of outstanding debt under a financing agreement (of this amount, $3,465,611 is a paydown of the portion of the debt allocated to the Company, with the remainder being a payment of the balance allocated to OAO), and (iii) earn-out payments to the Stockholders in amounts equal to 10% of the OAOT's Pre-Tax Profit, as defined in the Stock Purchase Agreement, in excess, if any, of $2,000,000, subject to increases as defined in the Stock Purchase Agreement, for the three years ending December 31, 1999, 2000 and 2001. The aggregate of all earn-out payments under the Stock Purchase Agreement will not exceed $5,000,000, and each earn-out payment will be payable by OAOT on the 90th business day after the OAOT receipt of its audited financial statements for the year for which such payment is to be made.

     Also on July 24, 1998, in connection with the acquisition of OAO Services, OAOT entered into an Administrative Services Agreement with OAO, under which OAO will provide OAO Services with administrative support services through the earlier of the date that OAOT determines, in its sole discretion, that it no longer requires such services, or December 31, 1998. In consideration for providing such services, OAOT will pay to OAO $100,000 per month. During the twelve-month period ended December 31, 1998, the Company incurred $364,000 of costs under this agreement.

     Also, in connection with its purchase of OAO Services, Inc. from OAO, the Company loaned OAO approximately $2.5 million. The Company entered into a promissory note from OAO for this amount bearing interest at prime plus 2.0% due December 1, 1999. The note is guaranteed by an individual, who is the Chairman of the Board of Directors and Chief Executive Officer of OAO, holder of 95% of OAO's outstanding shares of capital stock, the Vice Chairman of the Board of Directors of the Company, and owner of approximately 20.0% of the outstanding shares of common stock of the Company, has pledged as security approximately 1.3 million of the shares of the Company's stock, currently valued at approximately $3.9 million.

     The total purchase price of $2,305,000 consisted of a cash payment of $2,195,000 and other non-cash consideration of $110,000. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of OAO Services have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to the net assets and liabilities acquired based on their estimated fair values at the date of acquisition as follows:

           Receivables                                     $10,268,000
           Property and equipment                              180,000
           Due from OAO Corp.                                2,312,000
           Other assets                                         31,000
           Accounts payable                                (8,255,000)
           Accrued expenses                                (1,071,000)
           Note payable                                    (3,465,000)
           Excess of purchase price over net assets          2,305,000
                                                           -----------
           Purchase price                                  $ 2,305,000
                                                           ===========

     The purchase resulted in an excess of purchase price over net assets acquired of approximately $2.3 million, which is being amortized on a straight-line basis over ten years.

     The unaudited pro forma information for the periods set forth below give effect to the OAO Services acquisition as if it had occurred at the beginning of each period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time (unaudited, dollars in thousands).

                                             Year Ended            Year Ended
                                          December 31, 1998    December 31, 1997
                                          -----------------    -----------------
Revenue                                       $142,140              $146,312
Net (loss) income                               (2,986)                3,018
Basic (loss) earnings per share                  (0.18)                 0.28
Diluted (loss) earnings per share                (0.18)                 0.27

     ETG, Inc. Acquisition

     Effective November 1, 1998, the Company entered into an agreement and plan of merger with ETG Acquisition Corporation, a wholly owned subsidiary of the Company with Enterprise Technology Group, Inc., a Delaware corporation ("ETG") and ETG's three shareholders. In accordance with the agreement, ETG was merged with ETG Acquisition Corporation, with ETG Acquisition Corporation continuing on as the surviving corporation. By virtue of merger, the name of the surviving corporation was changed to Enterprise Technology Group, Inc.

     Pursuant to the agreement and plan of merger the ETG shareholders exchanged all of the issued and outstanding stock of ETG, consisting of 1,000 shares of Common Stock, par value $.10 per share for 222,222 shares of Common Stock, par value $.01 per share of the Company. The ETG shareholders were granted certain "piggyback" registration rights whereby under certain circumstances, and subject to certain conditions, they may include these shares of OAOT Common Stock in any registration of shares of OAOT Common Stock. The Company's Chief Executive Officer was one of the ETG selling shareholders, and exchanged 500 shares of ETG common stock he owned for 111,111 shares of the Company's Common Stock. The Company, prior to the merger, provided ETG interest free advances totaling approximately $216,000. Additionally at closing, the Company repaid ETG's shareholder loans of approximately $109,000.

     The acquisition has been accounted for under the purchase method of accounting, thus the results of operations of the acquired company have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on the fair value of the assets acquired, including approximately $28,000 of cash, and the liabilities assumed at the date of acquisition. The purchase resulted in an excess of purchase price over net assets acquired of approximately $1.0 million, which is being amortized on a straight-line basis over 7 years. Pro forma information related to this acquisition is not included herein as the acquisition was not material.

4.   NET INCOME PER COMMON SHARE

     Calculation of basic and diluted net income per common share for the year ended December 31, 1996, is on a pro forma basis based upon operations for the period, assuming the incorporation, spin-off and the issuance of the common stock all took place on January 1, 1996. For the year ended December 31, 1998, the Company had a loss, thus the 816,000 shares from the exercise of stock options were anti-dilutive, and basic and diluted earnings per share are the same. For the year ended December 31, 1997, the weighted average number of shares outstanding for the calculation of diluted net income per common share includes 604,000 shares from the exercise of employee stock options.

     Options to purchase approximately 315,000 and 364,000 shares of common stock at $8.50 and $5.10, respectively, were outstanding during 1998 and 1997 but were not included in the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common share.

5.   RECENT AUTHORITATIVE PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains and losses depends on the intended use of the derivative and its resulting designation. The statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 in the first quarter of 2000. The Company is evaluating the effect that implementation of SFAS No. 133 will have on its consolidated financial statements.

6.   COMPREHENSIVE (LOSS) INCOME

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The statement established rules for the reporting of comprehensive income and its components. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's source of other comprehensive income (loss) other than net income is from foreign currency translation adjustments. The adoption of SFAS No. 130 had no impact on total stockholders' equity. Prior years' financial statements have been reclassified to conform to the SFAS No. 130 requirements. There were no adjustments to net income to arrive at comprehensive income for the years ended December 31, 1997 and 1996.

7.   UNBILLED ACCOUNTS RECEIVABLE

     Unbilled accounts receivable include certain costs and a portion of the fee and expected profit, which is billable upon completion of the contracts or the completion of certain tasks under terms of the contracts. Additionally, the Company receives requests to perform services on an as-needed basis and must immediately respond to these requests; the administrative processing to create the applicable purchase orders may occur after services have actually been provided. Unbilled accounts receivable as of December 31, 1998 and 1997 consisted of the following (in thousands):

                                                             1998        1997
                                                          --------     --------
     Amounts billable                                     $  8,208        6,202
     Amounts billable subject to the completion of
        contract milestones                                  1,464          541
     Amounts billable pending receipt of contractual
        documents authorizing billing                        2,120        2,896
                                                          --------     --------
     Allowance for doubtful accounts                          (710)        (239)
                                                          --------     --------
     Total unbilled receivables                           $ 11,082     $  9,400
                                                          ========     ========

During 1998, the Company took provisions for uncollectible accounts related to certain billed and unbilled receivables totaling approximately $4.2 million.

8.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1997 consisted of the following (in thousands):

                                                           1998           1997
                                                         -------        -------
Furniture and equipment                                  $ 3,394        $ 2,230
Leasehold improvements                                       323            308
Capitalized software                                       2,031          2,921
                                                         -------        -------
                                                           5,748          5,459
Less accumulated depreciation and amortization            (1,741)          (848)
                                                         -------        -------
      Net property and equipment                         $ 4,007        $ 4,611
                                                         =======        =======

     The Company leases furniture, equipment and automobiles, and financed certain leasehold improvements under capital leases. The capitalized costs and related accumulated amortization, included in the amounts above, at December 31, 1998 and 1997 are (in thousands):

                                                             1998         1997
                                                            -------     -------
Furniture and equipment                                     $   772     $ 1,032
Leasehold improvements                                          205         205
Capitalized software                                            814         814
                                                            -------     -------
                                                              1,791       2,051
    Less accumulated depreciation and amortization             (386)       (319)
                                                            -------     -------
      Net leased property and equipment                     $ 1,405     $ 1,732
                                                            =======     =======

9.   ACCRUED EXPENSES

     Accrued expenses at December 31, 1998 and 1997 consisted of the following (in thousands):

                                                                 1998      1997
                                                                ------    ------
Accrued salaries, bonuses, and other employee benefits          $3,612    $2,406
Payroll taxes and amounts withheld from employees                1,226       801
Other accrued foreign taxes                                         72       382
Accrued equipment purchases                                       --         577
Accrued severance                                                  594      --
Accrued subcontractor and professional fees                      1,991       917
Other                                                              266       637
                                                                ------    ------
      Total accrued expenses                                    $7,761    $5,720
                                                                ======    ======

10.  CREDIT AGREEMENTS

     The Company has a $10.0 million Revolving Credit Agreement (the "Agreement") with a bank. The Agreement, which matures on May 31, 1999, provides for a commitment fee of 0.375% on the unused portion and interest at the prime rate or, at the Company's option, at the bank's overnight base rate plus 2%, or LIBOR plus 2%. Borrowings under the Agreement are limited to a percentage of eligible billed receivables. Amounts available under the agreement based on eligible receivables as of December 31, 1998 was approximately $9.0 million. The Agreement also requires the maintenance of certain financial covenants and prohibits the payment of dividends. The Company was not in compliance with certain covenants as of December 31, 1998; however, the Company has obtained waivers and the Bank has agreed to new terms, including new covenants, subject to formal documentation between the Bank and the Company. There were no borrowings outstanding under the Agreement and the Line as of December 31, 1998 and 1997.

11.  CAPITAL LEASE OBLIGATIONS

     Capital lease obligations as of December 31, 1998 and 1997 consisted of the following (in thousands):

                                                                                              1998            1997
                                                                                            -------          -------
Capital lease obligations bearing interest at 5.00% to 11.72%, aggregate monthly
  payments of approximately $44,000 and $53,000, respectively                               $   883          $ 1,435
Less current portion of capital lease obligations                                              (436)            (552)
                                                                                            -------          -------
      Long term portion of capital lease obligations                                        $   447          $   883
                                                                                            =======          =======

Future payments under the capital lease obligations are summarized below (in thousands):

                                                                         Capital
Year ended December 31,                                                  Leases
                                                                        --------
     1999                                                               $   517
     2000                                                                   354
     2001                                                                    60
     2002                                                                    47
     2003                                                                    36
                                                                        -------
     Total capital lease obligations                                    $ 1,014
     Less amounts representing interest                                    (131)
                                                                        -------
          Total capital lease obligations                               $   883
                                                                        =======

12.  RESTRUCTURING AND OTHER CHARGES

     During 1998, in connection with management plans to reduce costs and improve operating efficiencies, the Company recorded pre-tax restructuring charges of approximately $1,035,000. The restructuring costs relate primarily to involuntary employee termination benefits. Employee termination benefits include severance, wage continuation, outplacement services and other benefits. All of the thirteen terminated employees were notified of their termination and the terms and condition for their severance in writing. Although some of the severance payments are being made in equal semi-monthly amounts up to a twelve month period of the time, the terminated employee is not obligated to provide services after the date of termination. As of December 31,1998, approximately $594,000 was recorded in accrued expenses.

     During 1997, the Company began implementation of an enterprise wide financial management project. The program included modules for general ledger, accounts receivable, accounts payable, project accounting and human resources. During the third quarter of 1998, due to significant cost overruns and project definition changes, the Company hired an outside consultant to review the status of this project. Based on this review, the Company has completely abandoned the majority of the original software modules and the related implementation costs. Except for the human resources module, none of the remaining modules had been implemented, and all the related implementation software documentation for these abandoned modules have been discarded. As a result, the Company recorded a write-off of approximately $2.1 million related to this abandonment.

13.  STOCKHOLDERS' EQUITY

     During 1997, the Board of Directors approved an increase in the number of authorized shares of common stock to 25.0 million shares, a par value of $0.01 per share, and a split of all shares of common stock at a ratio of

1.6667 to one. All share amounts have been restated to give effect to the stock split. In addition, the Board authorized the issuance of 5.0 million shares of preferred stock, none of which have been issued.

     In 1996, the Company adopted the 1996 Equity Compensation Plan (the "Plan") under which the Company is authorized to grant stock options to employees, officers, directors, and consultants. The Plan provides for the issuance of up to 3.2 million shares of common stock pursuant to the grant of incentive stock options, nonqualified stock options, stock appreciation rights, and restricted stock awards for a maximum of 1.6 million shares of common stock in any one year. Generally, these options vest ratably over a four or five year period and expire six to ten years after the date of grant. The exercise price of options granted under the Plan is equal to the estimated fair market value on the date of grant. The Company accounts for employee options under APB Opinion No. 25, under which no compensation cost has been recognized. Pursuant to SFAS No. 123, the Company recognized approximately $25,000 and $19,000 of compensation expense on options granted to non-employees for the years ended December 31, 1998 and 1997, respectively.

     A summary of the status of the Company's stock option plan at December 31, 1998, 1997 and 1996 changes during the years then ended is presented below.

                                           Number                     Weighted-
                                             of           Exercise      Average
                                           Option          Price       Exercise
                                           Shares        Per Share      Price
                                         ---------      -----------   ----------
Outstanding, December 31, 1995                --               --        --
Granted                                  1,133,333      $2.00-$2.40     $2.02
Canceled                                   (16,667)            2.00      2.00
Exercised                                     --               --        --
                                        ----------      -----------     -----
Outstanding, December 31, 1996           1,116,666      $2.00-$2.40     $2.02
Granted                                    505,083        2.40-5.10      4.74
Canceled                                   (66,223)       2.00-2.40      2.01
Exercised                                  (50,050)            2.00      2.00
                                        ----------      -----------     -----
Outstanding, December 31, 1997           1,505,476      $2.00-$5.10     $2.93
Granted                                  2,942,865        3.50-8.50      5.53
Canceled                                (1,512,849)       2.00-8.50      6.01
Exercised                                 (186,790)       2.00-5.10      2.63
                                        ----------      -----------     -----
Outstanding, December 31, 1998           2,748,702      $2.00-$8.50     $4.04
                                        ==========      ===========     =====

     For the year ended December 31, 1998, 800,366 incentive stock options with exercise prices ranging from $4.63 to $8.50 were repriced to $3.50. These options are included in amounts granted and cancelled in 1998.

                       Options Outstanding                                        Options Exercisable
----------------------------------------------------------------------        ----------------------------
                         Number             Weighted                            Number
   Range              Outstanding            Average          Weighted        Exercisable         Weighted
    of                     at               Remaining         Average             At              Average
 Exercise             December 31,          Contractual       Exercise        December 31,        Exercise
  Prices                  1998            Life (in years)      Price             1998              Price
-----------           ------------        ---------------     --------        ------------        --------
$2.00-$2.40             626,378                5.96            $2.03            315,645            $2.02
 3.50-3.63            1,312,699                5.53             3.55             28,337             3.50
 4.63-4.75              105,708                2.10             4.75             89,916             4.75
 5.00-5.13              333,917                5.09             5.09            236,424             5.10
    5.63                 55,000                5.38             5.63               --                --
    8.50                315,000                5.11             8.50               --                --
-----------           ---------                ----            -----            -------            -----
$2.00-$8.50           2,748,702                5.39            $4.04            670,322            $3.53
===========           =========                ====            =====            =======            =====

                       Options Outstanding                                        Options Exercisable
----------------------------------------------------------------------        ----------------------------
                         Number             Weighted                            Number
   Range              Outstanding            Average          Weighted        Exercisable         Weighted
    of                     at               Remaining         Average             At              Average
 Exercise             December 31,          Contractual       Exercise        December 31,        Exercise
  Prices                  1997            Life (in years)      Price             1997              Price
-----------           ------------        ---------------     --------        ------------        --------
$2.00-$2.40           1,064,559                4.44            $2.04            306,689            $2.02
 5.00- 5.10             440,917                6.09             5.08            243,415             5.09
-----------           ---------                ----            -----            -------            -----
$2.00-$5.10           1,505,476                4.92            $2.93            550,104            $3.58
===========           =========                ====            =====            =======            =====

     As of December 31, 1998 and 1997, 670,322 and 550,104 options, respectively, were exercisable with a weighted average exercise price of $3.53 and $3.58 respectively. As of December 31, 1998 and 1997, approximately 200,000 and 1.2 million options were available for grant, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.17, 6.15 and 5.94 percent; no expected dividend yields; and expected lives of 5.00, 3.83 and 6.00 years, respectively. In 1998, the expected volatility was 55%. As no grants were made in 1997 subsequent to the Company's Offering, no volatility was considered in the calculation for 1997 or 1996. Using these assumptions, the fair value of the stock options granted in 1998, 1997 and 1996 on a per share, weighted average basis was $2.58, $0.96 and $1.02, respectively, which would be amortized as compensation expense over the vesting period of the options.

     Had compensation cost for these plans been recognized under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data).

                                                  1998         1997        1996
                                                  ----         ----        ----
Net (loss) income:
    As reported                                 $(3,498)      $2,868      $1,810
    Pro forma                                   $(4,563)      $2,663      $1,647
Basic net (loss) income per common share:
    As reported                                 $ (0.21)      $ 0.27      $ 0.18
    Pro forma                                   $ (0.28)      $ 0.25      $ 0.16
Diluted net (loss) income per common share:
    As reported                                 $ (0.21)      $ 0.26      $ 0.17
    Pro forma                                   $ (0.28)      $ 0.24      $ 0.16

14.  INCOME TAXES

     The Company's provision for income taxes for the years ended December 31, 1998, 1997 and 1996, consisted of the following (in thousands):

                                                      1998      1997      1996
                                                    -------    -------   -------
Current - Federal                                   $  (134)   $   829   $ 1,006
        - Foreign                                      (410)       481      --
        - State                                          (6)       136       220
                                                    -------    -------   -------
              Total current (benefit) provision        (550)     1,446     1,226
                                                    -------    -------   -------

Deferred - Federal                                   (1,153)       411        68
         - State                                       (178)        55        21
                                                    -------    -------   -------
              Total deferred (benefit) provision     (1,331)       466        89
                                                    -------    -------   -------

Total (benefit) provision                           $(1,881)   $ 1,912   $ 1,315
                                                    =======    =======   =======

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                      1998       1997      1996
                                                      ----       ----      ----
Expected statutory amount                             34.0%      34.0%     34.0%
Nondeductible expenses                                 1.3        1.4       2.0
State income taxes, net of federal benefit             1.5        4.6       4.6
Other                                                 (1.8)      --         1.5
                                                      ----       ----      ----
Effective rate                                        35.0%      40.0%     42.1%
                                                      ====       ====      ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

     The tax effect of significant temporary differences that comprise the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows (in thousands):

                                                             1998         1997
                                                           -------      -------
Deferred tax assets:
    Bad debt                                                   974         --
    Accrued employee benefits                                  100           25
    Goodwill                                                    94         --
    Severance                                                   59         --
    Depreciation                                                29         --
                                                           -------      -------
           Total deferred tax assets                         1,256           25
Deferred tax liabilities:                                     (120)        (139)
                                                           -------      -------
           Net deferred tax assets (liabilities)           $ 1,136      $  (114)
                                                           =======      =======

15.  EMPLOYEE BENEFIT PLANS

     Effective September 30, 1996, the Company established a 401(k) Plan, the OAO International Corporation Employee Savings Plan (the "401(k) Plan"). The 401(k) Plan covers substantially all of the Company's U.S. employees. Participants may contribute to the Plan an amount between 1% and 15% of their total annual compensation. The Company makes matching contributions of 20% of each participant's contributions up to 10%. Company matching contributions amounted to approximately $586,000, $353,000, and $201,000 in 1998, 1997, and
1996 respectively.

     Effective January 16, 1995, the Company established the OAO Canada Limited Employee Retirement Savings Plan (the "RRSP Plan"). The RRSP Plan covers substantially all of the Company's Canadian employees. Participants may contribute to the Plan an amount between 1% and 18% of their total annual compensation. The Company makes matching contributions of 50% of each participant's contributions up to 5%. Company matching contributions amounted to approximately $102,000, $103,000 and $71,000 in 1998, 1997, and 1996
respectively.

     The Company's Board of Directors adopted, and the Company's Shareholders approved, the Company's Employee Stock Purchase Plan on May 21, 1998, with a total of 1,000,000 shares reserved for issuance thereunder. No shares were issued in 1998.

16.  SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company manages its business segments primarily by service line. The Company's reportable segments are Managed Services, Staff Augmentation, Healthcare IT Solutions, and ERP.

     Managed Services includes datacenter operations management, distributed systems management, application development and maintenance, and other IT services.

     Staff Augmentation services are provided by OAO Services, Inc., a wholly owned subsidiary. OAO Services, Inc. provides technical IT skills to strategic customers nationwide on a time and materials basis. Highly skilled professionals are provided to augment the client's staffing or to respond to requirements that cannot be sufficiently defined to permit fixed prices.

     Healthcare IT Solutions provides managed care information software products and business solutions for health care organizations. OAO HealthCare Solutions, Inc., a wholly owned subsidiary, provides full service solutions to users of the managed care product MC400. This includes product development, customer service, installation service, training and ongoing support.

     Enterprise Resource Planning provides entire life cycle services for organizations using ERP software. These services range from initial business process modeling and development, through system installation and implementation. The Company's ERP service line is dedicated to implementing and supporting systems from both SAP-AG and Microsoft.

     The accounting policies of the various segments are the same as those described in the "Summary of Significant Accounting Policies," Note 1. The Company evaluates the performance of each segment based on segment revenues and gross profit. Segment gross profit includes only direct costs. Sales, general and administrative costs are currently not allocated to each segment.

     Summary information by segment as of and for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                                 1998         1997        1996
                                                 ----         ----        ----
     MANAGED SERVICES
        Revenues                              $  72,800    $  76,729   $  55,217
        Gross profit                             12,344       15,768      13,180
        Segment assets                           24,633       39,351      10,806

     STAFF AUGMENTATION
        Revenues                                 30,461        4,185       1,557
        Gross profit                              3,997        1,216          17
        Segment assets                           12,981        2,399         377

     ERP
        Revenues                                  1,821         --          --
        Gross profit (loss)                      (1,446)        --          --
        Segment assets                            3,068         --          --

     HEALTHCARE IT SOLUTIONS
        Revenues                                  8,260        3,752       1,117
        Gross profit                              1,342        1,800         798
        Segment assets                            2,556        5,250         577

     SEGMENT TOTALS
        Revenues                              $ 113,342    $  84,666   $  57,891
        Gross Profit                             16,237       18,784      13,995
        Segment assets                           43,238       47,000      11,760

     The following table reconciles reportable gross profit and segment assets to the Company's consolidated totals. Selling, general and administrative expenses, restructuring and other charges, and interest and other income and expense are not allocated to segments.

                                                                           For the years ended December 31,
                                                                        1998              1997             1996
                                                                      --------          --------         --------
Gross profit for reportable segments                                  $ 16,237          $ 18,784         $ 13,995
    Selling, general and administrative expenses unallocated            19,100            13,551           10,824
    Restructuring and other charges unallocated                          3,135              --               --
                                                                      --------          --------         --------
      Total consolidated (loss) income from operations                  (5,998)            5,233            3,171
                                                                      --------          --------         --------
    Interest and other (income) expense unallocated                       (619)              453               46
                                                                      --------          --------         --------
      Total consolidated (loss) income before income taxes            $ (5,379)         $  4,780         $  3,125
                                                                      ========          ========         ========

Total assets for reportable segments                                  $ 43,238          $ 47,000         $ 11,760
    Note receivable - OAO Corporation                                    2,520              --               --
    Property and equipment unallocated                                   2,887             3,342              709
    Deferred income taxes unallocated                                    2,473              --                359
                                                                      --------          --------         --------
      Total consolidated assets                                       $ 51,118          $ 50,342         $ 12,828
                                                                      ========          ========         ========

     The Company generated substantially all of its revenues in the United States and Canada during the three years ended December 31, 1998. The following represents a summary of information by geographic area (in thousands):

                                                     For the years ended December 31,
                                                     1998         1997         1996
                                                   ---------    ---------    ---------
Revenues:
    United States                                  $  93,066    $  64,080    $  51,000
    Canada                                            20,193       20,421        6,891
    Other consolidated entities                           83          165         --
                                                   ---------    ---------    ---------
                                                   $ 113,342    $  84,666    $  57,891
                                                   ---------    ---------    ---------
(Loss) income before income taxes:
    United States                                  $  (4,435)   $   5,011    $   5,682
    Canada                                              (964)       1,501          228
    Other consolidated entities                           20       (1,732)      (2,785)
                                                   ---------    ---------    ---------
                                                   $  (5,379)   $   4,780    $   3,125
                                                   ---------    ---------    ---------
Identifiable assets:
    United States                                  $  46,879    $  47,413    $  12,733
    Canada                                             5,258        3,798        2,473
    Eliminations and other consolidated entities      (1,019)        (869)      (2,378)
                                                   ---------    ---------    ---------
                                                   $  51,118    $  50,342    $  12,828
                                                   ---------    ---------    ---------

     Sales between geographic areas are not material. Costs related to business development in international locations other than Canada of approximately $1.8 million have been included in "Other Consolidated Entities" for the year ended December 31, 1997. Identifiable assets are those assets used in the operations in each geographic area.

17.  RELATED PARTY TRANSACTIONS

     At the date of its investment in the Company, April 8, 1996 (Note 1), Safeguard paid $5.0 million to OAO Services, Inc. ("Services") in return for a grant by Services to the Company of an option to purchase at anytime through April 8, 2000, all of the shares of common stock of Services at an exercise price based on revenues and earnings levels of Services for the 12 months prior to the date of exercise.

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

     The Company has entered into an administrative services agreement with Safeguard, which provides for payment of a maximum administrative fee of 1.0% of gross revenues per year, not to exceed $125,000 for the six months ended September 30, 1996, and $500,000 per year thereafter. The Company expensed an administrative fee of $500,000, $500,000 and $250,000 to operations for the years ended December 31, 1998, 1997 and 1996, respectively, in connection with this agreement. In addition to the administrative fee the Company has reimbursed travel expenses and paid other professional services pass through fees of $160,000, $76,000, and none for the years ended December 31, 1998, 1997 and 1996, respectively.

     Prior to the July 1998 acquisition of OAO Services, the Company and OAO Services, a subsidiary of OAO, were related parties, as a common group of shareholders held a substantial ownership interest in both companies. During the first half of 1998, and for the years ended December 31, 1997 and 1996, the Company served as a subcontractor on several contracts with OAO Services. Total revenues recorded under these contracts amounted to $494,000, $4.2 million and $1.6 million, for the six month period ended June 30, 1998, and the years ended December 31, 1997 and 1996, respectively. As of December 31, 1997 and 1996, the Company had $1.9 million and $764,000 of billed receivables and $502,000 and $297,000 of unbilled receivables, respectively, which were due from OAO Services. All intercompany receivables as of December 31, 1998 have been eliminated.

     During 1998 and 1997, the Company served as a subcontractor on several contracts with OAO. Revenues under these contracts totaled $291,000 and $299,000 for the years ended December 31, 1998 and 1997, respectively. In addition to the $2.5 million note receivable, the Company had $298,000 in billed receivables due from OAO as of December 31, 1998 and $159,000 in billed receivables as of December 31, 1997. The Company had no unbilled receivables due from OAO as of December 31, 1998 and $139,000 as of December 31, 1997.

     In connection with the acquisition of ETG, the ETG shareholders, including the Company's Chief Executive Officer, were granted certain "piggyback" registration rights whereby under certain circumstances, and subject to certain conditions, they may include these shares of OAOT Common Stock in any registration of shares of OAOT Common Stock. The Company's Chief Executive Officer as one of the ETG selling shareholders, received 111,111 shares of the Company's Common Stock, in exchange for his 500 shares of ETG Common Stock. The Company, prior to the merger, provided ETG interest free advances totaling approximately $216,000. Additionally at closing, the Company repaid ETG's shareholder loans of approximately $109,000.

18.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into long-term lease agreements for office space and equipment. The minimum fixed rental commitments related to all non-cancelable operating leases are approximately as follows (in thousands):

                                                                      Operating
Year ended December 31,                                                Leases
-----------------------                                                ------
    1999                                                               $1,187
    2000                                                                  608
    2001                                                                  421
    2002                                                                  361
    2003                                                                  355
                                                                       ------
        Total minimum lease payments                                   $2,932
                                                                       ======

     A number of these leases have escalation clauses for increases in real estate taxes, operating costs, and inflation and provide various renewal options up to five years. Rent expense for the years ended December 31, 1998, 1997 and 1996, approximated $1,297,000, $821,000, and $355,000, respectively.

     The Company is involved in various litigation arising in the normal course of business. In management's opinion, the Company's ultimate liability or loss, if any, resulting from this litigation will not have a material adverse effect on the accompanying financial statements.

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Set forth below are selected unaudited financial statements of operations for the last eight fiscal quarters of the Company. In Management's opinion, the results below have been prepared on the same basis as the audited financial statements contained herein and include all material adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

                                                                             1998 Quarters Ended
                                                         -------------------------------------------------------------
(In thousands, except per share data)                    March 31,        June 30,          Sept. 30,         Dec. 31,
                                                         --------         --------          --------          --------
Revenues                                                 $ 23,006         $ 20,340          $ 34,520          $ 35,476
Income (loss) from operations                                 879           (4,374)           (3,152)              649
Income (loss) before income taxes                           1,065           (4,179)           (3,018)              753
Net income (loss)                                        $    638         $ (2,672)         $ (1,972)         $    508

Net income (loss) per common share:
     Basic                                               $   0.04         $  (0.16)         $  (0.12)         $   0.03
     Diluted                                             $   0.04         $  (0.16)         $  (0.12)         $   0.03

Weighted average number of shares outstanding:
     Basic                                                 16,299           16,392            16,430            16,610
     Diluted                                               17,175           16,392            16,430            16,997

                                                                             1997 Quarters Ended
                                                         -------------------------------------------------------------
(In thousands, except per share data)                    March 31,        June 30,          Sept. 30,         Dec. 31,
                                                         --------         --------          --------          --------
Revenues                                                 $ 19,161         $ 20,177          $ 20,618          $ 24,710
Income from operations                                      1,022            1,228             1,341             1,642
Income before income taxes                                  1,017            1,146             1,235             1,382
Net income                                               $    584         $    648          $    716          $    920

Net income per common share:
     Basic                                               $   0.06         $   0.06          $   0.07          $   0.08
     Diluted                                             $   0.06         $   0.06          $   0.07          $   0.07

Weighted average number of shares outstanding:
     Basic                                                 10,000           10,000            10,001            11,719
     Diluted                                               10,183           10,187            10,489            12,463

Earnings per share calculations for each of the quarters are based on weighted average number of shares outstanding in each period. Diluted earnings per share calculations adjust net earnings for the dilutive effect of common stock equivalents. Therefore, the sum of the quarters may not necessarily equal the year-to-date earnings per share.

                                                    OAO TECHNOLOGY SOLUTIONS, INC.
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                         For the years ended December 31, 1998, 1997 and 1996

                                                                      Additions
                                                               -------------------------
                                                  Balance      Charges
                                                    at         to costs       Charges to
                                                 beginning       and            other       Deductions      Write-       Balance at
(In thousands)                                    of year      expenses       accounts(B)       (C)         Offs(D)      end of year
                                                 ---------     --------       -----------   ----------      -------      -----------
Allowance for uncollectible
accounts (A)
  Year ended December 31, 1996                        --            --           400             --                           400
  Year ended December 31, 1997                       400                          50           (161)                          289
  Year ended December 31, 1998                       289         4,227           175           (239)        (2,783)         1,669

(A)  Reflected on the Balance Sheet as a reduction of Accounts Receivable.

(B) Provided as a reduction of revenue for the year ended December 31, 1996. Provided as a reduction of accounts receivable purchased in the acquisition of certain assets of UniHealth Investment Company (see Note 3 in the Notes to Consolidated Financial Statements) for the year ended December 31, 1997. Provided as a reduction of accounts receivable purchased in acquisition of certain assets of OAO Services, Inc. for the year ended December 31, 1998.

(C)  Provided as a recovery of revenue.

(D)  Reduced accounts receivable and allowance for uncollectible items.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1999 (the "Proxy Statement"), entitled "Election of Directors - Nominees," "Executive Officers" and "Common Stock Ownership of Principal Stockholders and Management - Compliance with Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission.

Item 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled "Election of Directors - Compensation of Directors" and "Executive Compensation and Other Information," to be filed with the Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT.

     The information required by this Item is incorporated by reference to the section of the Proxy Statement entitled "Common Stock Ownership of Principal Stockholders and Management," to be filed with the Commission.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled "Election of Directors - Nominees" and "Executive Compensation and Other Information - Compensation Committee Interlocks and Insider Participation," to be filed with the Commission.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  Exhibit                                                                                                 Page
    No.                                            Description                                             No.
  -------     --------------------------------------------------------------------------------------      ----
    3.1       Amended and Restated Certificate of Incorporation of the Company, as amended. (2)

    3.2       Amended and Restated By-Laws of the Company. (2)

    10.1      Conformed form of Vendor Agreement between the Company and Integrated Systems
                Solutions Corporation, as amended. (2)

    10.2      Basic Order Agreement between Digital Equipment Corporation and OAO Canada Limited/OAO
                Technology Solutions, Inc. (2) (4)

    10.3      Amended and Restated OAO Technology Solutions, Inc. 1996 Equity Compensation Plan. (2)

    10.4      Employment Agreement between William R. Hill and the Company, dated
                April 1, 1996. (2)

    10.5      Employment Agreement between Gregory Pratt and Company dated June 1, 1998 (5)

    10.6      Employment Agreement between Ron Branch and Company dated December 1, 1998 (1)               47

    10.7      Stock Purchase Agreement, dated July 24, 1998, among the Company,
              OAO Services, Inc., OAO Corporation and William Hill (3)

    10.8      Registration Rights Agreement between Gregory Pratt and Company dated November 1,            55
              1998 (1)

    10.9      Agreement and Plan of Merger, dated as of November 1, 1998, among the Company, ETG           61
              Acquisition Corporation, Enterprise Technology Group, Inc. and the shareholders of
              Enterprise Technology Group, Inc. (1)

    10.10     OAO Technology Solutions, Inc. Employee Stock Purchase Plan as of May 21, 1998 (6)

    21.1      Subsidiaries of the Registrant. (1)

    27.1      Financial Data Schedule. (1)                                                                 84

(1)  Filed herewith.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-00796) declared effective on October 22, 1997.

(3) Incorporated by reference to the Company's current report on Form 8-K, filed on August 7, 1998.

(4) Confidential Treatment Requested. The entire agreement has been filed separately with the Securities and Exchange Commission.

(5)  Incorporated by reference to the Company's Form 10Q, filed on August 14,
     1998.

(6) Incorporated by reference to the Company's Form S-8 to be filed on March 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OAO Technology Solutions, Inc.

March 12, 1999                     By:_______________________________
                                   Gregory Pratt
                                   Chief Executive Officer
                                   and President

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


             Signature                                    Title                                      Date
             ---------                                    -----                                      ----

                                                  Chief Executive Officer,
------------------------------------              President and Director
           Gregory Pratt                          (Principal Executive Officer)                 March 12, 1999
                                                  Acting Chief Financial Officer
                                                  and Treasurer (Principal
                                                  Financial and Accounting Officer)

                                                  Chairman of the Board of Directors
------------------------------------              Director                                      March 12, 1999
          Jerry L. Johnson

------------------------------------              Director                                      March 12, 1999
          Cecile D. Barker

------------------------------------              Director                                      March 12, 1999
          Thomas C. Lynch

------------------------------------              Director                                      March 12, 1999
        Frank B. Foster, III

------------------------------------              Director                                      March 12, 1999
      Yvonne Brathwaite Burke

------------------------------------              Director                                      March 12, 1999
          William R. Hill

------------------------------------              Director                                      March 12, 1999
            John Lehman
