Form 10-Q
period 1999-03-31
OAO TECHNOLOGY SOLUTIONS INC
filed 1999-05-14
CIK 1043476

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



     As of May 10, 1999, the registrant had outstanding 16,733,072 shares of its Common Stock, par value $0.01 per share.

                         OAO TECHNOLOGY SOLUTIONS, INC.

   Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1999



                                      INDEX


Page Reference
--------------

COVER PAGE .................................................................   1


INDEX ......................................................................   2


PART I - FINANCIAL INFORMATION

Item 1          FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets as of March 31, 1999
                   and December 31, 1998 (Unaudited) .......................   3

                  Condensed Consolidated Statements of Operations and the
                   Comprehensive Income for the Three Months Ended
                   March 31, 1999 and 1998 (Unaudited) .....................   4

                  Condensed Consolidated Statements of Cash Flows
                   for the Three Months Ended March 31, 1999
                   and 1998 (Unaudited) ....................................   5

                  Notes to Condensed Consolidated Financial
                   Statements (Unaudited) ..................................   6

Item 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ........................  10

PART II - OTHER INFORMATION ................................................  15

                  Item 6. Exhibits and Reports on Form 8-K


SIGNATURES .................................................................  16

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         OAO TECHNOLOGY SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                               March 31,  December 31,
                                                                 1999        1998
                                                               --------    --------
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                  $ 11,134    $  9,615
    Accounts receivable:
       Billed, net of allowance for uncollectible accounts
          of $1,014 and $959, respectively                       14,047      15,458
       Unbilled, net of allowance for uncollectible accounts
         of $710 and $710, respectively                          13,737      11,082
                                                               --------    --------
                                                                 27,784      26,540
    Note receivable - related party                               2,520       2,520
    Income tax receivable                                         1,388       1,337
    Deferred tax asset                                            1,136       1,136
    Other current assets                                            579         469
                                                               --------    --------
         Total current assets                                    44,541      41,617
Property and equipment, net                                       3,828       4,007
Deposits and other assets                                           359         455
Goodwill                                                          4,882       5,039
                                                               --------    --------
         Total assets                                          $ 53,610    $ 51,118
                                                               ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $  8,988    $  6,481
  Accrued expenses                                                7,753       7,761
  Unearned revenue                                                  219         545
  Current maturities of capital lease obligations                   313         436
                                                               --------    --------
         Total current liabilities                               17,273      15,223

Capital lease obligations, net of current maturities                468         447

Commitments and contingencies                                        --          --

Stockholders' equity:
  Common stock, par value $0.01 per share,
    Authorized, 25,000,000; 16,734,352 and 16,694,060
     issued and outstanding at March 31, 1999 and
     December 31, 1998, respectively                                167         167
  Additional paid-in capital                                     35,805      35,729
  Deferred compensation                                           (162)       (173)
  Accumulated other comprehensive loss                            (402)       (435)
  Retained earnings                                                 461         160
                                                               --------    --------
        Total stockholders' equity                               35,869      35,448
                                                               --------    --------
        Total liabilities and stockholders' equity             $ 53,610    $ 51,118
                                                               ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                              Three months ended
                                                                   March 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------

Revenues                                                      $35,714    $23,006
Direct costs                                                   31,864     19,086
                                                              -------    -------
Gross profit                                                    3,850      3,920
Selling, general and administrative                             3,446      3,041
                                                              -------    -------
Income from operations                                            404        879
Interest and other income (expense), net                           97        186
                                                              -------    -------
Income before income taxes                                        501      1,065
Income tax provision                                              200        427
                                                              -------    -------

Net income                                                        301        638

Other comprehensive income, net of tax:
  Foreign currency translation adjustment                          20         11
                                                              -------    -------

Comprehensive income                                          $   321    $   649
                                                              =======    =======

Net income per common share:

   Basic                                                      $  0.02    $  0.04
                                                              =======    =======

   Diluted                                                    $  0.02    $  0.04
                                                              =======    =======

Weighted average number of common shares outstanding:

   Basic                                                       16,694     16,299
                                                              =======    =======

   Diluted                                                     17,334     17,175
                                                              =======    =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                       Three months ended
                                                                           March 31,
                                                                     --------------------
                                                                       1999        1998
                                                                     --------    --------
Cash flows from operating activities:
Net income                                                           $    301    $    638
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
   Depreciation and amortization                                          507         213
Changes in assets and liabilities, net of effects of acquisitions:
   Accounts receivable, net                                            (1,244)        675
   Other current assets                                                  (161)     (1,257)
   Deposits and other assets                                               96         334
   Accounts payable                                                     2,296      (2,508)
   Accrued expenses                                                        (8)        706
   Unearned revenue                                                      (326)       (379)
   Income tax payable                                                     211          59
                                                                     --------    --------
      Net cash provided by (used in) operating activities               1,672      (1,519)
                                                                     --------    --------

Cash flows from investing activities:
   Purchases of property and equipment                                   (160)       (771)
                                                                     --------    --------
      Net cash used in investing activities                              (160)       (771)
                                                                     --------    --------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                             76         181
   Payments on stockholders' receivables                                   --          86
   Payments on capital lease obligations                                 (102)       (104)
   Payments on notes payable                                               --        (378)
                                                                     --------    --------
      Net cash (used in) provided by financing activities                 (26)       (215)
                                                                     --------    --------

Effect of exchange rate changes on cash                                    33          19

Net increase (decrease) in cash and cash equivalents                    1,519      (2,486)
Cash and cash equivalents, beginning of period                          9,615      22,221
                                                                     --------    --------
Cash and cash equivalents, end of period                             $ 11,134    $ 19,735
                                                                     ========    ========

Supplemental disclosures of cash flow information
   Cash payments for interest                                        $     17    $     26
   Cash payments for income taxes                                          --    $    368


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     OAO Technology Solutions, Inc. (the "Company" or "OAOT") along with its wholly owned subsidiaries, provides a wide range of outsourced information technology solutions and professional services including: systems and software engineering; the operation of large-scale service delivery centers and networks, distributed system management, application development and maintenance; staff augmentation services; enterprise resource planning, implementation training service, web enablement and e-business solutions; and state-of-the-art software solutions for the managed care marketplace. These services are organized through four business lines: Managed Services; Staff Augmentation; Enterprise Application Solutions ("EAS"); and Healthcare IT Solutions.

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of the management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

2.   CREDIT AGREEMENTS

     The Company has a $10.0 million Revolving Credit Agreement (the "Agreement") with a bank. The Agreement, which matures on May 31, 1999, provides for a commitment fee of 0.375% on the unused portion and interest at the prime rate or, at the Company's option, at the bank's overnight base rate plus 2%, or LIBOR plus 2%. Borrowings under the Agreement are limited to a percentage of eligible billed receivables. Based on eligible receivables as of March 31, 1999 OAOT had the entire $10 million available under the Agreement. The Agreement also requires the maintenance of certain financial covenants and prohibits the payment of dividends. There were no borrowings outstanding under the Agreement as of March 31, 1999 and December 31, 1998.


3.   EARNINGS PER SHARE

Basic earnings per share has been calculated as net earnings divided by weighted-average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted average common and diluted shares outstanding. For the three-month periods ended March 31, 1999 and 1998 the Company's stock options outstanding increased outstanding common shares by 641,000 and 876,000 respectively, for total diluted shares outstanding of 17,334,000 and 17,175,000, respectively.

4.   ACQUISITIONS

     OAO Services, Inc.

     On July 28, 1998, the Company completed the acquisition of all the outstanding capital stock of OAO Services, Inc., pursuant to a Stock Purchase Agreement dated July 24, 1998 among OAO Services, Inc., the Company, OAO Corporation ("OAOC") and an individual shareholder (the individual shareholder together with OAOC, the "Stockholders"). The acquisition was effective as of July 1, 1998.

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

The unaudited pro forma information for the three months ended March 31,1998 set forth below gives effect to the OAO Services acquisition as if it had occurred at the beginning of that period. No pro forma information is presented for the three months ended March 31, 1999 as the results of the OAO Services acquisition were included in the Company's results of operations for the entire period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.


                                                For the three months ended
                                                       March 31, 1998
                                             ---------------------------------
                                             (unaudited, dollars in thousands)

          Revenue                                        $36,840
          Net income                                       1,067
          Basic earnings per share                           .07
          Diluted earnings per share                         .06


5.   SEGMENT INFORMATION

     The Company  manages its business  segments  primarily by service line. The
Company's   reportable  segments  are  Managed  Services,   Staff  Augmentation,
Healthcare IT Solutions, and EAS.

     Managed Services includes datacenter operations management, distributed systems management, application development and maintenance, and other IT services.

     Staff Augmentation services are provided by OAO Services, Inc. a wholly owned subsidiary. Staff augmentation services provides technical IT skills to strategic customers nationwide on a time and materials basis. Highly skilled professionals are provided to augment the client's staffing or to respond to requirements that cannot be sufficiently defined to permit fixed prices.

     Healthcare IT Solutions provides managed care information software products and business solutions for health care organizations. OAO HealthCare Solutions, Inc., a wholly owned subsidiary, provides full service solutions to users of the managed care product MC400. This includes product development, customer service, installation service, training and ongoing support.

     Enterprise Application Solutions provides entire life cycle services for organizations using ERP software, internet website enablement and e-business applications. These services range from initial business process modeling and development, through system installation implementation to ongoing operating maintenance and system optimization.

     The Company evaluates the performance of each segment based on segment revenues and gross profit. Segment gross profit includes only direct costs. Corporate selling, general and administrative costs are currently not allocated to each segment. The basis of segmentation is the same as that used for the December 31,1998 annual report to shareholders.

     Summary information by segment as of and for the three months ended March 31, 1999 and 1998 is as follows (in thousands):


                                                      For the three months ended
                                                             March 31,
                                                     ---------------------------
                                                       1999              1998
                                                     --------           --------

MANAGED SERVICES
   Revenues                                          $ 16,633           $ 20,103
   Gross profit                                         2,340              2,844
   Segment assets                                      24,215             41,796

STAFF AUGMENTATION
   Revenues                                            16,088                 --
   Gross profit                                         1,978                 --
   Segment assets                                      16,669                 --

EAS
   Revenues                                               918                 --
   Gross Profit (Loss)                                  (517)                 --
   Segment assets                                       2,644                 --

HEALTHCARE IT SOLUTIONS
   Revenues                                             2,075              2,903
   Gross profit                                            49              1,076
   Segment assets                                       2,310              2,929

SEGMENT TOTALS
   Revenues                                          $ 35,714           $ 23,006
   Gross profit                                         3,850              3,920
   Segment assets                                      45,838             44,725

The following table reconciles reportable gross profit and segment assets to the Company's consolidated totals. Selling, general and administrative expenses, restructuring and other charges, and interest and other income expenses are not allocated to segments in thousands.


                                                            For the three months
                                                               ended March 31,
                                                            --------------------
                                                              1999      1998
                                                             -------   -------


Gross profit for reportable segments                         $ 3,850   $ 3,920
   Selling, general and administrative expenses unallocated    3,446     3,041
                                                             -------   -------
         Total consolidated income from operations               404       879
   Interest and other (income) expenses unallocated               97       186
                                                             -------   -------
         Total consolidated income before income taxes       $   501   $ 1,065
                                                             =======   =======

Total assets for reportable segments                         $45,838   $44,725
   Note receivable - related party
                                                               2,520        --
   Property and equipment unallocated                          2,728     3,940
   Deferred and other income taxes unallocated                 2,524        --
                                                             -------   -------
         Total consolidated assets                           $53,610   $48,665
                                                             =======   =======


6.   RECLASSIFICATION

     Certain reclassifications have been made to the financial statements for the three months ended March 31, 1998 in order to conform to the presentation used in 1999.

Item 2.


                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed
Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this quarterly report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements which are not historical facts contained in this quarterly report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes to these Condensed Consolidated Financial Statements, contain certain forward-looking statements that involve risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on key strategic customers, limited ability to establish new strategic customer relationships, risks associated with fixed-price contracts, competition in the industry, ability to sustain and manage growth, variability of quarterly operating results, general economic conditions, dependence on key personnel, risks associated with international sales and other risks described herein and in the Company's other Securities and Exchange Commission filings.

Overview

     The Company is an enterprise information technology ("IT") infrastructure solution provider. The Company provides a wide range of out-sourced IT solutions and professional services, including the operation of large-scale service delivery centers and networks (high volume system of computers and information networks), distributed systems management ("DSM"), applications software development and maintenance, staff augmentation services, enterprise application solutions, integration, implementation and training services, and software solutions for the managed care marketplace.

     The Company is transforming its business model to include enterprise solutions that help to adapt data management to the internet. Management intends to reinvest profits from its managed services and staff augmentation segments to develop new IT businesses. These businesses include e-business enablement and enterprise applications development and implementation. Company management believes that timely investment in web-centric, digital infrastructure solutions will result in improved long-term shareholder value.

     The Company provides managed services generally on a long-term, fixed-price contractual basis, to strategic customers as part of an IT out-sourcing team providing services to a wide range of end-user customers. The Company's strategic customers have been IBM's Global Services and Compaq. Revenues from its strategic customers for the three months ended March 31, 1999 and 1998 were $32.7 million and $20.1 million which comprised 91% and 87% of revenues, respectively.

     Staff augmentation services are part of the Company's service offerings to its strategic customers. These services, provided on a time and material basis, are regularly utilized within engagements to meet short or indefinite term requirements, to deliver personnel who augment the client's staffing or to respond to requirements that cannot be sufficiently defined to permit fixed prices. There are also instances where an engagement has started on a time and material basis and evolved to a fixed-price basis, as the requirements became sufficiently defined.

     EAS services are generally provided on a time and material contractual basis. The Company, through its EAS service line, provides entire life cycle services for organizations and internet website enablement and e-business applications. These services range from initial business process modeling and development, through system installation and implementation. The Company also provides a full suite of continuous support services to help maintain and upgrade these complex, mission-critical systems. The Company focuses its efforts on public sector customers as well as middle market commercial customers. In support of these efforts, the Company has established strategic relationships with SAP and Microsoft.

     The Company provides Healthcare IT Solutions services under software license agreements with end-users, mostly within the managed care segment of the healthcare industry via its MC400 software. The agreements include product development, customer service, installation services, training and ongoing support. In addition, other services may be provided, such as total project management, hardware planning and implementation, and custom programming.

     Quarterly results can be affected by the Company's level of investment in the expansion and development of new service lines, as well as the commencement of new contracts and engagements, the loss of strategic or end-user customers, the timing of personnel cost increases and the portion of revenues derived from new client engagements.

     The loss of IBM or Compaq as a strategic customer or a decrease in the revenue derived from the Company's relationships with either IBM or Compaq could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that either strategic customer will renew existing contracts maturing within the next twelve months or continue to engage the Company's services at historical levels, if at all. The termination or non-renewal of a strategic customer's contract by an end-user customer could also have a material adverse effect on the Company's business, operating results and financial conditions.


Results of Operations

Revenues

     The Company's revenues increased 55.2% to $35.7 million for the three months ended March 31, 1999, compared to $23.0 million for the same prior year period. Revenue increased predominantly due to the acquisition of OAO Services, Inc. in July 1998 which contributed $16.1 million in revenues in the quarter ended March 31, 1999. Other new businesses including e-commerce and ERP contributed $.9 million of revenues. These new business revenues were offset by decreased revenues in the managed services and Healthcare IT businesses of $3.4 million and $.8 million, respectively. Managed service revenues declined primarily due to reductions in the amount of work, head count downsizing on continuing projects due to automation, consolidation of sites insourcing (where Company functions were transferred back to internal client personnel), and elimination of revenue on smaller, non-recurring projects with its strategic customers.

     During the three months ended March 31, 1999, the Healthcare IT segment benefited from having an installed system user base. Healthcare revenues declined $.8 million to $2.1 million from $2.9 million for the three months ended March 31, 1999 and 1998, respectively. The decrease was due to less license revenue in the quarter ended March 31, 1999.

     The Company signed a contract to provide ADM services to AT&T in February 1999. The contract is for a ten year term with estimated revenues of $150 million. This contract expands OAOT's array of services and diversifies its customer base. The Company is developing an applications software factory in Moncton, Canada to service this contract. OAOT is also marketing its new capability to other non-strategic customer companies. Revenues during the three months ended March 31, 1999 were approximately $.6 million and are expected to grow in 1999 as more billable staff are added to the contract.

     The Company expects to expand its ADM business and successfully market new non-strategic customer business in its managed services and staff augmentation segments. OAOT will simultaneously work to renew its existing business and expand participation in new business with its strategic partners as part of its strategy to offset potential reductions in revenue from continuing projects with its strategic partners.


Direct Costs

     The Company's direct costs increased 67.0% or $12.8 million to $31.9 million for the three months ended March 31, 1999 compared to $19.1 million for the same prior year period. Direct costs attributable to the staff augmentation segment of business for the three months ended March 31, 1999 were $14.1 million. Direct costs related to the managed services business decreased proportionately to the reduction in revenue. Direct costs consist primarily of direct labor, related fringe benefits and indirect direct costs of managing a project or business unit. As a percentage of revenue, direct costs increased to 89.2% for the three months ended March 31, 1999, compared to 83% for the comparable periods in 1998.

     Gross margin decreased $.1 million or 1.8% to $3.8 million from $3.9 million for the three months ended March 31, 1999 and 1998, respectively. The decline in gross margin was due to: 1) the Company's increased investment in new business segments. These new product offerings include e-business enablement and enterprise application development and implementation. 2) a reduction in HealthCare IT margin; and 3) a reduction of managed service gross margin. These declines were primarily offset by gross margin earned by the staff augmentation business for the three months ended March 31, 1999.

     The Company's enterprise application solutions investments are still in the early stage and are important to implementing OAOT's e-business strategy. Additional investments are expected to be incurred in 1999 to grow these businesses.

     The decline in the Healthcare IT segment gross margin was due to a change in the revenue mix of the business. For the three months ended March 31, 1999, revenues were comprised of software services consisting of implementation and customization revenue which have a lower margin than license fee revenue.

     Gross margin for managed services declined during the quarter ended March 31, 1999 compared to the same prior year period due to increased investment to develop the ADM business, including the software applications factory located in Moncton, Canada, and reduced head count and other pricing pressures on continuing projects with its strategic customers. The Company expects to make additional investments during 1999 in its ADM business. Additionally, the Company expects continuing pricing pressure on existing projects with its strategic customers. The combined investment in its ADM business and strategic customer pricing pressure could potentially cause continued reductions in gross margin, gross margin percentage and revenue for its managed services business.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 13.3% to $3.4 million in the three months ended March 31, 1999, compared to $3.0 million for the same prior year period. As a percentage of revenues, these expenses decreased to 9.7% for the three months ended March 31, 1999 from 13.2% for the same prior period. Aggregate costs increased due to the acquisition of OAO Services, Inc. in July 1998. The aggregate percentage decrease was primarily the result of reductions in general and administrative costs. The Company reduced the cost of outside consultants, administrative programs and administrative infrastructure during the three months ended March 31, 1999.

Other

     Interest income decreased approximately $.2 million in the quarter ended March 31, 1999 compared to the same prior year period due to both lower interest rates and invested cash. The Company made acquisitions with the Initial Public Offering proceeds in 1998 which decreased invested cash during the three months ended March 31, 1999 compared to the quarter ended March 31, 1998.


Liquidity and Capital Resources

     Cash and cash equivalents were $11.1 million as of March 31, 1999, and $19.7 million at March 31, 1998. Cash flows provided by operations were $1.7 million for the three months ended March 31, 1999 versus $1.5 million of cash flow used in operations for the three months ended March 31, 1998. Cash provided by operations for the three months ended March 31, 1999 was primarily the result of an increase in accounts payable due to the Company improving management of vendor credit.

     The Company's managed services and staff augmentation segments of business are not capital intensive, and expenditures in any given year are ordinarily not significant. The Company expects to incur capitalized costs associated with the enhancement of existing and development of new system modules for its MC400 healthcare software during the remainder of 1999.

     The Company currently has a $10.0 million revolving credit agreement (the "Agreement") with a commercial bank. Advances under the Agreement are limited to 80% of certain eligible accounts receivable of the Company. Based on eligible receivables as of March 31, 1999, OAOT had the entire $10 million available under the Agreement. The Company is required to maintain certain financial and other covenants under the Agreement with which it was in compliance as of March 31, 1999. As of March 31, 1999 there were no outstanding borrowings under the Agreement.

     The Company currently anticipates that its existing cash balances as well as cash generated from operations will be sufficient to satisfy its operating cash needs for the foreseeable future. The Company is negotiating to renew the Agreement, which expires on May 31, 1999. OAOT believes that the Agreement will be renewed or replaced and that additional bank credit would be available to fund such operating and capital requirements if the Company's cash needs expand more rapidly than expected. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities. No assurance can be given, however, that such bank credit or debt or equity financing will be available to the Company on terms and conditions acceptable to the Company, if at all.

Impact of the Year 2000 (Y2K) Issue

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Y2K failures. This problem is a result of computer programs having been written using two digits (rather than four) to define the applicable year. Any information technology ("IT") systems that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. As of March 31, 1999, the Company has surveyed all of its business and critical systems, and plans for replacement of non-compliant equipment and software have been put in place. The Company is also in the process of obtaining compliance certificates from its third party vendors. The cost of the replacement systems is estimated at approximately $75,000, scheduled to be incurred during the first nine months of 1999 in the normal course of business. The Company is developing a written contingency plan regarding the effect, if any, should any of its third party vendors fail to deliver Y2K compliance.

     Based on its efforts to date, the Company believes that the vast majority of both its IT and its non-IT systems, including all critical and important systems, will remain up and running after January 1, 2000. At this time, the Company believes that the most likely "worst-case" scenerio involves potential disruptions in areas in which the Company's operations must rely on such third parties whose systems may not work properly after January 1, 2000. While such failures could affect important operations of the Company and its subsidiaries, whether directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures. Additionally, there can be no assurance that the Year 2000 will not have a material adverse effect on the Company's financial position of results of operations.

     The nature and focus of the Company's efforts to address the year 2000 problem may be revised periodically as new issues are identified. In addition, it is important to note that the description of the Company's efforts necessarily involves estimates and projections with respect to activities in the future. The estimates and projections are subject to change as work continues, and such changes may be substantial.


Quantitative and Qualitative Disclosures about Market Risks

     The Company conducts business in foreign countries, primarily Canada. Foreign currency transaction gains and losses were not material to the Company's results of operations for the three months ended March 31, 1999 and 1998. OAOT believes its foreign currency risk is related primarily to the difference between amounts the Company receives and disburses in Canada in U.S. Dollars from U.S. dollar denominated contracts. The Company does not expect the amount of foreign currency risk to be material in the future. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits

   Exhibit                                                            Page
     No.                            Description                        No.
------------   -----------------------------------------------   ---------------
     27.1        Financial Data Schedule.  (1)                          17


----------
(1)  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     OAO Technology Solutions, Inc.
                                     (Registrant)

Date:    May 14, 1999                By:
                                     -----------------------------
                                     Gregory A. Pratt
                                     President and Chief Executive Officer

Date:    May 14, 1999                By:
                                     -----------------------------
                                     J. Jeffrey Fox
                                     Vice President and Chief Financial Officer