Form 10-Q
period 1999-06-30
OAO TECHNOLOGY SOLUTIONS INC
filed 1999-08-16
CIK 1043476

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 3, 1999, the registrant had outstanding 17,573,221 shares of its Common Stock, par value $0.01 per share.

                         OAO TECHNOLOGY SOLUTIONS, INC.

   Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1999



                                      INDEX


Page Reference


COVER PAGE .................................................................   1


INDEX ......................................................................   2


PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 1999
        and December 31, 1998 (Unaudited) ..................................   3

Condensed Consolidated Statements of Operations and Comprehensive
  Income for the Three and Six Months Ended June 30, 1999 and 1998
 (Unaudited)  ..............................................................   4

Condensed Consolidated Statements of Cash Flows
   for the Six Months Ended June 30, 1999 and 1998 (Unaudited) .............   5

Notes to Condensed Consolidated Financial Statements (Unaudited) ...........   6

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ............................   10

PART II -  OTHER INFORMATION ..............................................   16

Item 4. Submission of Matter to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES ................................................................   17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         OAO TECHNOLOGY SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                   June 30,    December 31,
                                                                                     1999         1998
                                                                                   --------     --------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                        $10,694       $9,615
   Accounts Receivable:
    Billed, net of allowance for  uncollectible accounts
         of $814 and $959, respectively                                              17,159       15,458
    Unbilled, net of allowance for uncollectible accounts
         of $493 and $710, respectively                                              11,339       11,082
                                                                                   --------     --------
                                                                                     28,498       26,540
   Note receivable - related party                                                    2,520        2,520
   Income tax receivable                                                              1,400        1,337
   Deferred tax asset                                                                 1,136        1,136
   Other current assets                                                                 955          469
                                                                                   --------     --------
            Total current assets                                                     45,203       41,617
Property and equipment, net                                                           3,820        4,007
Deposits and other assets                                                               494          455
Goodwill                                                                              5,201        5,039
                                                                                   --------     --------
               Total assets                                                         $54,718      $51,118
                                                                                   ========     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                                  $7,848       $6,481
   Accrued expenses                                                                   9,726        7,761
   Unearned revenue                                                                     173          545
   Current maturities of capital lease obligations                                      375          436
                                                                                   --------     --------
              Total current liabilities                                              18,122       15,223

Capital lease obligations, net of current  maturities                                   301          447

Commitments and contigencies                                                             --           --

Stockholders' equity:
   Common stock, par value $0.01 per share, authorized shares of 50,000,000 and
      25,000,000 at June 30, 1999 and December 31, 1998, respectively;
      16,797,387 and 16,694,060 issued and outstanding at
      June 30, 1999 and December 31, 1998, respectively                                 167          167
   Additional paid-in capital                                                        35,856       35,729
   Deferred compensation                                                               (152)        (173)
   Accumulated other comprehensive loss                                                (376)        (435)
   Retained earnings                                                                    800          160
                                                                                   --------     --------
              Total stockholders' equity                                             36,295       35,448
                                                                                   --------     --------
              Total liabilities and stockholders' equity                            $54,718      $51,118
                                                                                   ========     ========


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                         OAO TECHNOLOGY SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                        Three months ended                  Six months ended
                                                                              June 30,                           June 30,
                                                                   -----------------------------      ------------------------------
                                                                       1999             1998             1999              1998
                                                                   ------------     ------------      ------------     ------------
Revenues                                                           $     39,219     $     20,340      $     74,933     $     43,346
Direct cost                                                              35,217           17,647            66,991           36,733
                                                                   ------------     ------------      ------------     ------------
Gross profit                                                              4,092            2,693             7,942            6,613
Selling, general and administrative                                       3,889            7,067             7,335           10,108
                                                                   ------------     ------------      ------------     ------------
Income (loss) from operations                                               203           (4,374)              607           (3,495)
Interest and other income, net                                              362              195               459              381
                                                                   ------------     ------------      ------------     ------------
Income (loss) before income taxes                                           565           (4,179)            1,066           (3,114)
Income tax provision (benefit)                                              226           (1,507)              426           (1,080)
                                                                   ------------     ------------      ------------     ------------

Net income (loss)                                                           339           (2,672)              640           (2,034)


Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment                                   15             (146)               35             (135)
                                                                   ------------     ------------      ------------     ------------

Comprehensive income (loss)                                        $        354     $     (2,818)     $        675     $     (2,169)
                                                                   ============     ============      ============     ============

Net income (loss) per common share:

      Basic                                                        $       0.02     $      (0.16)     $       0.04     $      (0.12)
                                                                   ============     ============      ============     ============
      Diluted                                                      $       0.02     $      (0.16)     $       0.04     $      (0.12)
                                                                   ============     ============      ============     ============

Weighted average number of common shares outstanding:

      Basic                                                          16,737,000       16,392,000        16,715,000       16,346,000
                                                                   ============     ============      ============     ============

      Diluted                                                        17,139,000       16,392,000        17,190,000       16,346,000
                                                                   ============     ============      ============     ============



              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                         OAO TECHNOLOGY SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                        Six  months ended June 30,
                                                                        -------------------------
                                                                           1999        1998
                                                                         --------     --------
Cash flows from operating activities:
   Net income (loss)                                                     $    640     $ (2,034)
   Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
     Depreciation and amortization                                            994          435
     Increase (decrease) in the allowance for uncollectible accounts         (362)       2,771
   Changes in assets and liabilities, net of effects of acquisitions:
     Accounts receivable, net                                              (1,422)       3,299
     Other current assets                                                    (516)      (2,254)
     Deposits and other assets                                               (375)         328
     Accounts payable                                                       1,201       (4,046)
     Accrued expenses                                                       1,902          915
     Unearned revenues                                                       (372)        (728)
                                                                         --------     --------
         Net cash provided by (used in) operating activities                1,690       (1,314)
                                                                         --------     --------

Cash flows from investing activities:
   Acquisitions, net of cash acquired                                        (139)        (938)
   Purchases of property and equipment                                       (451)      (1,745)
                                                                         --------     --------
         Net cash used in investing activities                               (590)      (2,683)
                                                                         --------     --------

Cash flows from financing activities:
   Proceeds from the exercise of stock options
     and employee stock purchases                                             127          160
   Payments on stockholders' receivables                                       --          129
   Payments on capital lease obligations                                     (207)        (321)
   Payments on notes payable                                                   --         (378)
                                                                         --------     --------
   Net cash used in financing activities                                      (80)        (410)
                                                                         --------     --------

Effect of exchange rate changes on cash                                        59         (225)
                                                                         --------     --------

Net increase (decrease) in cash and cash equivalents                        1,079       (4,632)
Cash and cash equivalents, beginning of period                              9,615       22,221
                                                                         --------     --------
Cash and cash equivalents, end of period                                 $ 10,694     $ 17,589
                                                                         ========     ========

Supplemental disclosure of cash flow information
    Cash payments for interest                                           $     32     $     46
    Cash payments for income tax                                         $    333     $    645



              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                         OAO TECHNOLOGY SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     OAO Technology Solutions, Inc. (the "Company" or "OAOT") along with its wholly owned subsidiaries, is an enterprise information technology infrastructure solution provider. The Company provides a wide range of out-sourced information technology solutions and professional services including: the operation of large-scale service delivery centers and networks, distributed system management, application development and maintenance; staff augmentation services; enterprise application solutions, implementation training services, web enablement and e-business solutions; and state-of-the-art software solutions for the managed care marketplace. These services are organized through four business lines: Managed Services; Staff Augmentation; Enterprise Application Solutions ("EAS") and Healthcare IT Solutions.

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of the management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three month and six month periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.


2.   SOFTWARE DEVELOPMENT COSTS

     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Additional development costs are capitalized in accordance with Statement of Financial Accounting Standard No. 86 "Accounting for the costs of computer software to be sold, leased or otherwise marketed." Such costs are included in deposits and other assets on the condensed, consolidated balance sheets and amortized over the lesser of three years or the economic life of the product.


3.   CREDIT AGREEMENTS

     The Company entered into a $35 million combined revolving credit and term loan agreement (the "Agreement") with Bank of America on June 30, 1999. The Agreement's revolving line of credit portion matures on May 31, 2002. It is in the amount of $15 million and provides for a commitment fee of 0.30 % to 0.50% on the unused portion and interest at the prime rate or, at the Company's option at LIBOR plus a 1.75% to 2.5% risk adjusted premium based on the Company's total funded debt to EBITDA. The term loan facility matures on May 31, 2001, is in the amount of $20 million and provides for a .50% fee payable when drawn upon and interest is LIBOR plus a risk adjusted premium. Borrowings under the Agreement are limited to a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"). However, the Company may convert the revolving line of credit to an asset-based loan limited to a percentage of eligible billed and unbilled receivables. The Agreement also requires maintenance of certain financial covenants, prohibits the payment of dividends and pledges all Company assets as collateral among other restrictions and replaces the Company's Revolving Credit Agreement with another bank. There were no borrowings outstanding under either bank agreement as of June 30, 1999 and December 31, 1998.

4.   EARNINGS PER SHARE

     Basic earnings per share has been calculated as net earnings divided by weighted average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted average common and diluted shares outstanding. For the three and six month periods ended June 30, 1998 all common stock equivalents were anti-dilutive and therefore not included in the calculation of diluted earnings per share. For the three and six month periods ended June 30, 1999, the Company's stock options outstanding increased outstanding common shares by 402,000 and 475,000 respectively, for total diluted shares outstanding of 17,139,000 and 17,190,000, respectively.


5.   ACQUISITIONS

     OAO/ICOR, Ltd.

     On May 27, 1999, the Company completed the acquisition of 50% of the outstanding capital stock of OAO/ICOR not already owned by the Company pursuant to a Stock Purchase Agreement dated May 27, 1999 among Capita Business Services Limited, a registered English and Wales company, and the Company. The acquisition was effective as of April 1, 1999.

     Pursuant to the terms of the Stock Purchase Agreement the Company paid $161,900 for the outstanding capital stock and repayment of OAO/ICOR indebtedness to Capita Business Services Limited in the amount of $526,175. The purchase resulted in an excess of purchase price over net assets acquired of $501,000, which is being amortized on a straight-line basis over 7 years. The acquisition was accounted for under the purchase method of accounting and the Company included the results of operations of OAO/ICOR as a consolidated entity from the effective date of acquisition. The Company previously used the equity method of accounting for the results of operations prior to acquisition. Pro forma information related to this acquisition is not included herein, as the acquisition was not material.


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

     The unaudited pro forma information for the three and six months ended June 30, 1998 set forth below gives effect to the OAO Services acquisition as if it had occurred at the beginning of that period. No pro forma information is presented for the three months and six months ended June 30, 1999 as the results of the OAO

Services acquisition were included in the Company's results of operations for the entire period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.



                         For the three months ended             For the six months ended
                               June 30, 1998                          June 30, 1998
                        ---------------------------------     ---------------------------------
                        (unaudited, dollars in thousands)     (unaudited, dollars in thousands)
    Revenue                     $   35,192                              $   72,032
    Net income(loss)                (2,367)                                 (1,300)
    Basic loss per share             (0.15)                                  (0.08)
    Diluted loss per share           (0.15)                                  (0.08)

6.   SEGMENT INFORMATION

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

     The Company evaluates the performance of each segment based on segment revenues and gross profit. Segment gross profit includes only direct costs. Corporate selling, general and administrative costs are currently not allocated to each segment. The basis of segmentation is the same as that used for the December 31, 1998 annual report to shareholders.

     Summary information by segment as of and for the three and six months ended June 30, 1999 and 1998 is as follows (in thousands):

                                           For the three months ended                  For the six months ended
                                                     June 30,                                   June 30,
                                           ---------------------------                 -------------------------
                                           1999                   1998                 1999                 1998
                                           ----                   ----                 ----                 ----
MANAGED SERVICES
   Revenues                               $ 18,233             $ 18,331             $ 34,866             $ 38,484
   Gross profit                              2,501                2,941                4,884                5,785
   Segment assets                           24,694               33,926               24,694               33,926

STAFF AUGMENTATION
   Revenues                                 17,401                   --               33,489                   --
   Gross profit                              2,315                   --                4,293                   --
   Segment assets                           16,075                   --               16,075                   --

EAS
   Revenues                                    801                  693                1,719                  693
   Gross profit (loss)                        (906)                (186)              (1,423)                (186)
   Segment assets                            2,568                2,100                2,568                2,100

HEALTHCARE IT SOLUTIONS
   Revenues                                  2,784                1,316                4,859                4,219
   Gross profit (loss)                         182                  (62)                 188                1,014
   Segments assets                           3,651                2,595                3,651                2,595

SEGMENT TOTALS
   Revenues                                 39,219               20,340               74,933               43,346
   Gross profit                              4,092                2,693                7,942                6,613
   Segments assets                          46,988               38,621               46,988               38,621


     The following table reconciles reportable gross profit and segment assets to the Company's consolidated totals. Selling, general and administrative expenses, interest and other income expenses are not allocated to segments (in thousands).


                                                                             For the three months ended For the six months ended
                                                                                 June 30,                           June 30,
                                                                          ------------------------         -------------------------
                                                                           1999             1998             1999            1998
                                                                          --------        --------         --------        --------
Gross profit for reportable segments                                      $  4,092        $  2,693         $  7,942        $  6,613
   Selling, general and administrative
   expenses unallocated                                                      3,889           7,067            7,335          10,108
                                                                          --------        --------         --------        --------
     Total consolidated income (loss) from operations                          203          (4,374)             607          (3,495)
   Interest and other income unallocated                                       362             195              459             381
                                                                          --------        --------         --------        --------
     Total consolidated income (loss) before income taxes                 $    565        ($ 4,179)        $  1,066        ($ 3,114)
                                                                          ========        ========         ========        ========

Total assets for reportable segments                                      $ 46,988        $ 38,621         $ 46,988        $ 38,621
   Note receivable - related party                                           2,520              --            2,520              --
   Property and equipment unallocated                                        2,674           4,667            2,674           4,667
   Deferred and other income taxes unallocated                               2,536           1,448            2,536           1,448
                                                                          --------        --------         --------        --------
     Total consolidated assets                                            $ 54,718        $ 44,736         $ 54,718        $ 44,736
                                                                          ========        ========         ========        ========

7.   RECLASSIFICATION

     Certain reclassifications have been made to the financial statements for the three and six months ended June 30, 1998 in order to conform to the presentation used in 1999.

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


Overview

     The Company is an enterprise information technology ("IT") infrastructure solution provider. The Company provides a wide range of out-sourced IT solutions and professional services, including the operation of large-scale service delivery centers and networks, distributed systems management, applications software development and maintenance, staff augmentation services, enterprise application solutions, integration, implementation and training services, web enablement and e-business solutions, and state-of-the-art software solutions for the managed care marketplace. These services are organized through four business lines: Managed Services; Staff Augmentation; Enterprise Application Solutions ("EAS", and HealthCare IT Solutions.)

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

     The Company provides managed services generally on a long-term, fixed-price contractual basis, to strategic customers as part of an IT out-sourcing team providing services to a wide range of end-user customers. The Company also provides staff augmentation services as part of the Company's service offerings to its strategic customers. These services, provided on a time and material basis, are regularly utilized within engagements to meet short or indefinite term requirements, to deliver personnel who augment the client's staffing or to respond to requirements that cannot be sufficiently defined to permit fixed prices. There are also instances where an engagement has started on a time and material basis and evolved to a fixed-price basis, as the requirements became sufficiently defined.

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

     The Company's strategic customers have been IBM's Global Services and Compaq. Revenues from its strategic customers for the three months ended June 30, 1999 and 1998 were $35.5 million and $18.2 million which comprised 90% and 89% of revenues, respectively. Revenues from strategic customers were $68.1 and $38.3 for the six months ended June 30, 1999 and 1998 which composed 91% and 88% of revenues, respectively. The loss of a strategic customer or a decrease in the revenue derived from the Company's relationships with either IBM or Compaq could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that either strategic customer will renew existing contracts maturing within the next twelve months or continue to engage the Company's services at historical levels, if at all. The termination or non-renewal of a strategic customer's contract by an end-user customer could also have a material adverse effect on the Company's business, operating results and financial conditions. The Company data center contracts with IBM's Global Services are up for renewal during the next six to twelve months. IBM's Global Services is expected to initiate the request for proposal process in the third quarter of 1999. These contracts generated approximately $40 million in revenue for the Company in 1998 and are expected to provide $39 million of revenue in 1999. There can be no assurance that OAOT will win all or any portion of these contracts or that all or any portion of these contracts retained would continue at historical profitability levels.


Results of Operations

Revenues

     The Company's revenues increased approximately $18.9 million or 93% to $39.2 million and $31.6 million or 73% to $74.9 million for the three and six months ended June 30, 1999, compared to $20.3 million and $43.3 million for the same prior year periods. Revenue increased primarily due to the acquisition of the staff augmentation business (OAO Services, Inc.) in July 1998 which contributed revenues of $17.4 and $33.5 million, respectively for the three and six months ended June 30, 1999. Additionally, 1999 revenues included approximately $.8 million of revenues from the OAO/ICOR acquisition. The results of OAO/ICOR, previously reported under the equity method of accounting, were included in the consolidated financial statements for the three months ended June 30, 1999.

     Managed service revenues declined for the six months ended June 30, 1999 by $3.5 million versus the same 1998 period. The decline was primarily due to reductions in the amount of work, head count downsizing on continuing projects due to automation, consolidation of sites, insourcing (where Company functions were transferred back to internal client personnel) and elimination of revenue on smaller, non-recurring projects with strategic customers. However, managed service revenues were approximately the same between the three months ended June 30, 1999 and 1998 due to new engagements for Year 2000 related projects.

     During the three and six months ended June 30, 1999, HealthCare IT Solutions (OAO HealthCare, Inc.) revenues increased $1.5 million and $.6 million to $2.8 million and $4.9 million, respectively versus the comparable prior year periods. The increase was due to increased installation and customization revenue on previously sold software systems and license sales of new software modules to the existing installed system client base.

     The Company signed a contract with IBM to provide ADM services to AT&T in February 1999. The contract is for a ten year term with estimated revenues of $150 million. The Company has built its own applications software factory in Moncton, Canada to service this contract. The software factory expands OAOT's array of services and ability to diversify its customer base. Revenues during the three and six months ended June 30, 1999 were approximately $.8 million and $.6 million and are expected to grow in 1999 as more billable staff are added to the contract.


Direct Costs

     The Company's direct costs increased $17.5 million or 99% to $35.2 million and $30.3 million or 82% to $67.0 million for the three and six months ended June 30, 1999 compared to $17.6 million and $36.7 million for the same prior year periods. Direct costs consist primarily of direct labor, related fringe benefits and indirect costs of managing a project or business unit. As a percentage of revenue, direct costs increased to 90% and 89.4% for the three and six months ended June 30, 1999, compared to 86.8% and 84.7% for the comparable periods in 1998.

     Direct costs increased primarily due to the acquisition of the staff augmentation business (OAO Services, Inc.) in July 1998 which incurred $15.1 million and $29.2 million of direct costs for the three and six months ended June 30, 1999 compared to the same period in 1998. Additionally, OAOT incurred approximately $.8 million and $3.6 million of increased direct costs associated with its ADM and EAS businesses for the three and six months ended June 30, 1999 compared to the same periods in 1998. The newer businesses are important to transition the Company into what management believes are higher margin, faster growth businesses once they gain future economic scale. Company management expects to see future improvement within these businesses. Direct costs for the Healthcare IT segment increased $1.6 million and $2.0 million for the three and six months ended June 30, 1999 versus the comparable prior year periods. The increased direct costs are due to a change in the revenue mix. During the three and six month periods ended June 30, 1999, Healthcare segment revenue was earned predominantly from time and material service based revenue that has a higher direct cost component than software license sales to new customers, which was the predominant form of revenue earned during the comparable 1998 periods.

     The Company's gross profit margin was 10.4% and 10.6% for the three and six months ended June 30, 1999 versus 13.3% and 15.3% for the comparable prior year periods. The decline in gross profit margin is due to reduction in margin within the managed services segment due to the business earning more revenues on time and material projects and pricing pressure from its strategic customers on fixed price projects. The Company expects continued pricing pressure from its strategic customers in its managed services segment. OAOT is investing Company resources in the ADM and EAS businesses to position the Company into what management believes are higher margin and faster growth opportunities. The Company incurred increased operating losses in these businesses of $.9 million and $1.4 million during the three and six months ended June 30, 1999 which negatively effected the 1999 gross profit margins. Additionally, the Healthcare IT business experienced higher gross profit margins for the three months ended June 30, 1999 and lower gross profit margins for the six months ended June 30, 1999 versus comparable 1998 periods. Healthcare IT's gross profit margins are significantly affected by the revenue mix of its business. Software license sales to new customers have a higher gross profit margin than time and material based services.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased $3.2 million or 45% and $2.8 million or 27% to $3.9 million and $7.3 million, respectively, for the three and six months ended June 30, 1999 compared to $7.1 million and $10.1 million for the same prior year periods. As a percentage of revenues, these expenses decreased to 9.9% and 9.8% respectively, for the three and six months ended June 30, 1999 from 34.7% and 23.3% for the same prior periods.

     The decline in the 1999 selling, general and administrative expenses is due to the Company recognizing approximately $3.1 million of charges for provision for uncollectible accounts and severance accruals in the second quarter of 1998. Additionally, the three and six months ended June 30, 1999 amounts include approximately $1.3 million and $2.4 million of selling, general and administrative costs incurred by the staff augmentation business that were not incurred in the prior year periods. On a comparable basis, selling, general and administrative expenses for the three and six month periods ended June 30, 1999 declined by approximately $1.1 million and $2.1 million versus the three and six months ended June 30, 1998. The reduction in selling, general and administrative expenses is due to reductions in the cost of outside consultants, administrative programs and administrative infrastructure.

Interest and Other Income

     Interest income increased approximately $.2 million in the quarter ended June 30, 1999 and $.1 million for the six months ended June 30, 1999 compared to the same prior year periods. The increases were due to a higher amount of invested cash and a higher average rate of interest primarily due to a note receivable from OAO Corporation.

Liquidity and Capital Resources

     Cash and cash equivalents were $10.7 million as of June 30, 1999, and $9.6 million at December 31, 1998. Cash flows provided by operations were $1.7 million for the six months ended June 30, 1999 versus $1.3 million of cash flow used in operations for the six months ended June 30, 1998. Cash provided by operations for the six months ended June 30, 1999 was primarily the result of the Company improving management of vendor credit.

     The Company's managed services and staff augmentation segments of business are not capital intensive, and expenditures in any given year are ordinarily not significant. The Company capitalized software development costs and expects to continue to incur and possibly capitalize additional costs associated with the enhancement of existing and development of new system modules for its MC400 healthcare software during the remainder of 1999. OAOT also expects to continue to invest in the operations of its applications development and maintenance and enterprise application solutions businesses during the next six to nine months. Such costs will continue to be expensed as incurred and will represent a significant use of future cash which is expected to be funded from the Company's existing cash position.

     The Company entered into a $35 million combined revolving credit and term loan agreement (the "Agreement") with a bank on June 29, 1999. The Agreement's revolving line of credit portion, in the amount of $15 million, matures on May 31, 2002. The term loan facility, in the amount of $20 million, matures on May 31, 2001. Borrowings under the Agreement are limited to a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"). However, the Company may convert, at its option, the revolving line of credit portion of the Agreement in to an asset based loan whose borrowing availability would be a percentage of eligible billed and unbilled receivables. The Agreement also requires maintenance of certain financial covenants, prohibits the payment of dividends, among the restrictions and replaces the Company's Revolving Credit Agreement with another bank. There were no borrowings outstanding under the Agreement as of June 30, 1999.

     The Company currently anticipates that its existing cash balances as well as cash generated from operations will be sufficient to satisfy its operating cash needs for the foreseeable future. The Company has announced an acquisition program as part of its strategy to accelerate revenue and earnings growth. The Company expects to use bank credit to leverage the Company's financial position. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities. No assurance can be given, however, that such additional debt or equity financing will be available to the Company on terms and conditions acceptable to the Company, if at all.

Impact of the Year 2000 (Y2K) Issue

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Y2K failures. This problem is a result of computer programs having been written using two digits (rather than four) to define the applicable year. Any information technology ("IT") systems that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. As of June 30, 1999, the Company has surveyed all of its business and mission critical systems and defined its mission critical systems as its accounting, electronic billing and collection and MC 400 software packages. Each of the operating segments, as well as our administrative functions, have completed the inventory and assessment phases of the year 2000 implementation plan and are currently implementing plans to remediate the non-compliant systems identified. The Company is also in the process of obtaining compliance certificates from its third party vendors. The cost of the replacement systems is estimated at approximately $75,000, scheduled to be incurred during the first nine months of 1999 in the normal course of business. The Company has a written contingency plan regarding the effect, if any, should any of its third party vendors fail to deliver Y2K compliance. The plan has been reviewed by remote site and corporate headquarters personnel. Testing of the plan is scheduled for October 1999.

     Based on its efforts to date, the Company believes that the vast majority of both its IT and its non-IT systems, including all mission critical and important systems, will remain up and running after January 1, 2000. At this time, the Company believes that the most likely "worst-case" scenario involves potential disruptions in areas in which the Company's operations must rely on such third parties whose systems may not work properly after January 1, 2000. While such failures could affect important operations of the Company and its subsidiaries, whether directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures. Additionally, there can be no assurance that the Year 2000 will not have a material adverse effect on the Company's financial position of results of operations.

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


Quantitative and Qualitative Disclosures about Market Risks

     The Company conducts business in foreign countries, primarily Canada and the United Kingdom. Foreign currency transaction gains and losses were not material to the Company's results of operations for the three and six months ended June 30, 1999 and 1998. OAOT believes its foreign currency risk is related primarily to the difference between amounts the Company receives and disburses in Canada in U.S. Dollars from U.S. dollar denominated contracts. The Company does not expect the amount of foreign currency risk to be material in the future. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II - OTHER INFORMATION

Item 4. Submission of Matter to a Vote of Security Holders

     The Company held its annual meeting of stockholders on May 14, 1999. The information requested by this item is incorporated by reference to the Registrant's definitive Proxy Statement for the Annual meeting of Stockholders with the Commission on April 23, 1999.

     The results of the stockholders vote on matters at the meeting were as follows:

          I.       Election of Directors:                         For                   Withheld
                   ----------------------                         ---                   --------
                   Jerry L. Johnson                            14,555.571                241,893
                   Cecile D. Barker                            14,557,471                239,993
                   Gregory A. Pratt                            14,557,611                239,853
                   Yvonne Brathwaite Burke                     14,539,161                258,303
                   Frank B. Foster, III                        14,544,321                253,143
                   John F. Lehman                              14,544,221                253,243
                   Richard B. Lieb                             14,557,301                240,163

          II.      Proposal to amend the 1996 equity compensation plan

                      For                           Against                            Abstain
                      ---                           -------                            -------
                   11,137,544                       569,541                            24,361

          III.     Proposal to amend our certificate of incorporation to increase the number of authorized shares of common stock

                      For                           Against                            Abstain
                      ---                           -------                            -------
                   14,666,810                       569,541                             13,503

          IV.      Proposal to amend our certificate of incorporation to increase the number of authorized shares of preferred stock

                      For                           Against                            Abstain
                      ---                           -------                            -------
                   11,177,834                       534,932                             18,680

          V.       Proposal to ratify selection of auditors for the year ending December 31, 1999

                      For                           Against                            Abstain
                      ---                           -------                            -------
                   14,755,287                        31,544                             10,633

Item 6. Exhibits and Reports on Form 10-Q

(a)   Exhibits

   Exhibit                                                                Page
     No.                          Description                              No.
   -------    -----------------------------------------------------      ------
     10.9     Credit Agreement dated June 30, 1999 by and among OAO        18
              Technology Solutions, Inc., and its subsidiaries and NationsBank, N.A. (1)

     27.1     Financial Data Schedule.  (1)                               130


----------
(1)  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.



                                  OAO Technology Solutions, Inc.
                                  (Registrant)

Date: August 16, 1999             By:_____________________________________
                                     Gregory A. Pratt
                                     President and Chief Executive Officer

Date: August 16, 1999             By:_____________________________________
                                     J. Jeffrey Fox
                                     Vice President and Chief Financial Officer