Form 10-Q
period 1999-09-30
OAO TECHNOLOGY SOLUTIONS INC
filed 1999-11-15
CIK 1043476

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30,1999.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to
     ______________


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     As of November 11, 1999, the registrant had outstanding 17,939,267 shares of its Common Stock, par value $0.01 per share.

                         OAO TECHNOLOGY SOLUTIONS, INC.

 Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1999


                                      INDEX

                                                                                             Page Reference
                                                                                             --------------

COVER PAGE...........................................................................................1


INDEX................................................................................................2


PART I -    FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets as of September 30, 1999
              and December 31, 1998 (Unaudited)......................................................3

            Condensed Consolidated Statements of Operations and Comprehensive
              Income for the Three and Nine Months Ended September 30, 1999 and 1998
              (Unaudited)............................................................................4

            Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 1999 and 1998 (Unaudited)......................5

            Notes to Condensed Consolidated Financial Statements (Unaudited).........................6

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...................................................10

PART II -   OTHER INFORMATION.......................................................................15
              Item 6. Exhibits

SIGNATURES..........................................................................................16

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         OAO TECHNOLOGY SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                           September 30,          December 31,
                                                                               1999                   1998
                                                                           -------------          ------------
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                               $     10,830           $      9,615
   Accounts receivable:
    Billed, net of allowance for  uncollectible accounts
      of  $814 and $959, respectively                                            16,803                 15,458
    Unbilled, net of allowance for uncollectible accounts
      of $493 and $710, respectively                                             10,164                 11,082
                                                                           ------------           ------------
                                                                                 26,967                 26,540
   Note receivable - related party                                                2,520                  2,520
   Income tax receivable                                                          1,388                  1,337
   Deferred tax asset                                                             1,136                  1,136
   Other current assets                                                           6,875                    469
                                                                           ------------           ------------
            Total current assets                                                 49,716                 41,617
Property and equipment, net                                                       3,761                  4,007
Deposits and other assets                                                           667                    455
Goodwill                                                                          5,039                  5,039
                                                                           ------------           ------------
               Total assets                                                $     59,183           $     51,118
                                                                           ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                        $      7,893           $      6,481
   Accrued expenses                                                              11,140                  7,761
   Unearned revenue                                                                 640                    545
   Current maturities of capital lease obligations                                   91                    436
                                                                           ------------           ------------
              Total current liabilities                                          19,764                 15,223

Capital lease obligations, net of current  maturities                               153                    447

Commitments and contigencies                                                       --                     --

Stockholders' equity:
   Common stock, par value $0.01 per share,
     authorized shares of 50,000,000 and 25,000,000
     at September  30, 1999 and  December  31, 1998, respectively;
     17,870,337 and 16,694,060 issued and outstanding at
     September 30, 1999 and December 31, 1998, respectively                         176                    167
   Additional paid-in capital                                                    41,198                 35,729
   Deferred compensation                                                           (142)                  (173)
   Accumulated other comprehensive loss                                            (361)                  (435)
   Retained earnings                                                              1,328                    160
   Stockholders' note receivable                                                 (2,933)                  --
                                                                           ------------           ------------
              Total stockholders' equity                                         39,266                 35,448
                                                                           ------------           ------------
              Total liabilities and stockholders' equity                   $     59,183           $     51,118
                                                                           ============           ============

The accompanying notes are an integral part of these condensed consolidated financial statements

                         OAO TECHNOLOGY SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                                    Three months ended                      Nine months ended
                                                                       September 30,                          September 30,
                                                                     -----------------                      -----------------
                                                                 1999                1998                1999                1998
                                                                 ----                ----                ----                ----

Revenues                                                      $  38,887           $  34,520           $ 113,823           $  77,866
Direct cost                                                      34,058              29,888             101,052              66,621
                                                              ---------           ---------           ---------           ---------
Gross profit                                                      4,829               4,632              12,771              11,245
Selling, general and administrative                               4,095               4,884              11,430              14,992
Restructuring and other charges                                    --                 2,900                --                 2,900
                                                              ---------           ---------           ---------           ---------
Income (loss) from operations                                       734              (3,152)              1,341              (6,647)
Interest and other income, net                                      223                 134                 681                 515
                                                              ---------           ---------           ---------           ---------
Income (loss) before income taxes                                   957              (3,018)              2,022              (6,132)
Income tax provision (benefit)                                      431              (1,046)                854              (2,126)
                                                              ---------           ---------           ---------           ---------

Net income (loss)                                                   526              (1,972)              1,168              (4,006)

Other comprehensive income (loss), net of tax:                        9                (175)                 44                (310)
   Foreign currency translation adjustment                    ---------           ---------           ---------           ---------

Comprehensive income (loss)                                   $     535           $  (2,147)          $   1,212           $  (4,316)
                                                              =========           =========           =========           =========

Net income (loss) per common share:

      Basic                                                   $    0.03           $   (0.12)          $    0.07           $   (0.24)

      Diluted                                                 $    0.03           $   (0.12)          $    0.07           $   (0.24)
                                                              =========           =========           =========           =========

Weighted average number of common
shares outstanding:

      Basic                                                      16,986              16,430              16,804              16,375
                                                              =========           =========           =========           =========

      Diluted                                                    17,667              16,430              17,355              16,375
                                                              =========           =========           =========           =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                   Nine months ended September 30,
                                                                                   -------------------------------
                                                                                      1999                 1998
                                                                                      ----                 ----
Cash flows from operating activities:
   Net income (loss)                                                                 $  1,168            $ (4,006)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
     Depreciation and amortization                                                      1,564                 697
     Asset abandonment                                                                   --                 2,100
     Increase (decrease) in the allowance for uncollectible accounts                     (362)              2,417
   Changes in assets and liabilities, net of effects of acquisitions:
     Accounts receivable, net                                                             109               3,234
     Other current assets                                                              (3,378)                104
     Deposits and other assets                                                           (536)                312
     Income tax receivable, net                                                          --                (3,296)
     Accounts payable                                                                   1,246              (4,920)
     Accrued expenses                                                                   2,565                  66
     Unearned revenues                                                                     95                 260
                                                                                     --------            --------
         Net cash provided by (used in) operating activities                            2,471              (3,032)
                                                                                     --------            --------

Cash flows from investing activities:
   Acquisitions, net of cash acquired                                                    (164)             (6,598)
   Purchases of property and equipment                                                   (784)             (1,979)
                                                                                     --------            --------
         Net cash used in investing activities                                           (948)             (8,577)
                                                                                     --------            --------

Cash flows from financing activities:
   Proceeds from the issuance of common stock, net                                        257                 235
   Payments on stockholders' receivables                                                 --                   129
   Payments on capital lease obligations                                                 (639)               (435)
   Payments on notes payable                                                             --                  (378)
                                                                                     --------            --------
   Net cash used in financing activities                                                 (382)               (449)
                                                                                     --------            --------

Effect of exchange rate changes on cash                                                    74                (322)
                                                                                     --------            --------

Net increase (decrease) in cash and cash equivalents                                    1,215             (12,380)
Cash and cash equivalents, beginning of period                                          9,615              22,221
                                                                                     --------            --------
Cash and cash equivalents, end of period                                             $ 10,830            $  9,841
                                                                                     ========            ========

Supplemental disclosure of cash flow information
    Cash payments for interest                                                       $     43            $   --
    Cash payments for income tax                                                     $    831            $    769

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

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of the management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three month and nine month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

2.   SOFTWARE DEVELOPMENT COSTS

     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. Additional development costs are capitalized in accordance with Statement of Financial Accounting Standard No. 86 "Accounting for the costs of computer software to be sold, leased or otherwise marketed." Such costs are included in deposits and other assets on the condensed, consolidated balance sheets and amortized over the lesser of three years or the economic life of the product. Capitalized software costs for the three and nine months were $.1 million and $.6 million, respectively.

3.   SOFTWARE LICENSES FOR RESALE

     The Company entered into a Value Added Industry Remarketer (VAIR) agreement with Siebel Systems, Inc., on August 31, 1999. As part of this agreement, the Company signed a Software License and Services Agreement purchasing software license applications valued at $5.1 million for resale to third parties. The software licenses were purchased with cash of $2.8 million and OAOT common stock valued at $2.3 million. The OAOT common stock consisted of 228,800 shares with a guaranteed per share value of $10 at September 1, 2000. The difference, if any, between share price at September 1, 2000 and the guaranteed price will be paid in cash. These licenses are included in other current assets on the condensed, consolidated balance sheets.

4.   CREDIT AGREEMENTS

     The Company entered into a $35 million combined revolving credit and term loan agreement (the "Agreement") with Bank of America on June 30, 1999. The Agreement's $15 million revolving line of credit portion matures on May 31, 2002. It provides for a commitment fee of 0.30 % to 0.50% on the unused portion and interest at the prime rate or, at the Company's option at LIBOR plus a 1.75% to 2.5% risk adjusted premium based on the Company's total funded debt to EBITDA. The agreement's $20 million term loan facility matures on May 31, 2001 and provides for a .50% fee payable when drawn upon and interest is LIBOR plus a risk adjusted premium. Borrowings under the Agreement are limited to a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"). However, the Company may convert the revolving line of credit to an asset-based loan limited to a percentage of eligible billed and unbilled receivables. The Agreement also requires maintenance of certain financial covenants, prohibits the payment of dividends and pledges all Company assets as collateral among other restrictions and replaces the Company's Revolving Credit Agreement with another bank. There were no borrowings outstanding under either bank agreement as of September 30, 1999 and December 31, 1998.

5.   EARNINGS PER SHARE

     Basic earnings per share has been calculated as net earnings divided by weighted average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted average common and diluted shares outstanding. For the three and nine month periods ended September 30, 1998 all common stock equivalents were anti-dilutive and therefore not included in the calculation of diluted earnings per share. For the three and nine month periods ended September 30, 1999, the Company's stock options outstanding increased outstanding common shares by 681,000 and 551,000 respectively, for total diluted shares outstanding of 17,667,000 and 17,355,000, respectively.

6.   STATEMENT OF CASH FLOW NON-CASH DISCLOSURE

     The condensed consolidated statement of cash flows excludes from other current assets the non-cash portion of Siebel Systems, Inc. software licenses purchased for 228,800 shares of the Company's common stock at the guaranteed share value of $10. The $2.9 million value of the stockholders' note receivable from the Chief Executive Officer of the Company, has also been excluded from the condensed consolidated statement of cash flows as this was a non-cash transaction.

7.   ACQUISITIONS

     On May 27, 1999, the Company completed the acquisition of 50% of the outstanding capital stock of OAO/ICOR, Ltd. not already owned by the Company pursuant to a Stock Purchase Agreement dated May 27, 1999 among Capita Business Services Limited, a registered English and Wales company, and the Company. The acquisition was effective as of April 1, 1999.

     Pursuant to the terms of the Stock Purchase Agreement the Company paid $161,900 for the outstanding capital stock and repayment of OAO/ICOR indebtedness to Capita Business Services Limited in the amount of $526,200. The purchase resulted in an excess of purchase price over net assets acquired of $501,000, which is being amortized on a straight-line basis over 7 years. The acquisition was accounted for under the purchase method of accounting and the Company included the results of operations of OAO/ICOR as a consolidated entity from the effective date of acquisition. The Company previously used the equity method of accounting for the results of operations prior to acquisition. Pro forma information related to this acquisition is not included herein, as the acquisition was not material.

8.   SEGMENT INFORMATION

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

     Enterprise Application Solutions ("EAS") provides entire life cycle services for organizations using customer resource management ("CRM") and ERP software, internet website enablement and e-business applications. These services range from initial business process modeling and development, through system installation implementation to ongoing operating maintenance and system optimization.

     The Company evaluates the performance of each segment based on segment revenues and gross profit. Segment gross profit includes only direct costs. Corporate selling, general and administrative costs are currently not allocated to each segment. The basis of segmentation is the same as that used for the December 31, 1998 annual report to shareholders.

     Summary information by segment as of and for the three and nine months ended September 30, 1999 and 1998 is as follows (in thousands):

                                    For the three months ended                For the nine months ended
                                           September 30,                             September 30,
                                  ------------------------------            ------------------------------
                                    1999                 1998                 1999                  1998
                                  ---------            ---------            ---------            ---------
MANAGED SERVICES
   Revenues                       $  17,836            $  17,257            $  52,704            $  55,691
   Gross profit                       2,430                3,112                7,314                8,897
   Segment assets                    23,277               23,468               23,277               23,468

STAFF AUGMENTATION
   Revenues                          16,645               14,898               50,134               14,898
   Gross profit                       2,192                1,917                6,485                1,917
   Segment assets                    15,401               14,147               15,401               14,147

HEALTHCARE IT SOLUTIONS
   Revenues                           3,418                1,882                8,277                6,101
   Gross profit                         807                  141                  995                1,155
   Segments assets                    5,040                2,894                5,040                2,894

EAS
   Revenues                             988                  483                2,708                1,176
   Gross loss                          (600)                (538)              (2,023)                (724)
   Segment assets                     7,778                2,173                7,778                2,173

SEGMENT TOTALS
   Revenues                          38,887               34,520              113,823               77,866
   Gross profit                       4,829                4,632               12,771               11,245
   Segments assets                   51,496               42,682               51,496               42,682

     The following table reconciles reportable gross profit and segment assets to the Company's consolidated totals. Selling, general and administrative expenses, interest and other income expenses are not allocated to segments (in thousands).

                                                                           For the three months ended      For the nine months ended
                                                                                  September 30,                  September 30,
                                                                           --------------------------      -------------------------
                                                                               1999           1998            1999           1998
                                                                             --------       --------        --------       --------
Gross profit for reportable segments                                         $  4,829       $  4,632        $ 12,771       $ 11,245
   Selling, general and administrative
   expenses unallocated                                                         4,095          7,784          11,430         17,892
                                                                             --------       --------        --------       --------
     Total consolidated income (loss) from operations                             734         (3,152)          1,341         (6,647)
   Interest and other income unallocated                                          223            134             681            515
                                                                             --------       --------        --------       --------
     Total consolidated income (loss) before income taxes                    $    957       ($ 3,018)       $  2,022       ($ 6,132)
                                                                             ========       ========        ========       ========

Total assets for reportable segments                                         $ 51,496       $ 42,682        $ 51,496       $ 42,682
   Note receivable - related party                                              2,520          2,520           2,520          2,520
   Property and equipment unallocated                                           2,643          3,031           2,643          3,031
   Deferred and other income taxes unallocated                                  2,524          2,895           2,524          2,895
                                                                             --------       --------        --------       --------
     Total consolidated assets                                               $ 59,183       $ 51,128        $ 59,183       $ 51,128
                                                                             ========       ========        ========       ========


9.   RECLASSIFICATION

     Certain reclassifications have been made to the financial statements for the three and nine months ended September 30, 1998 in order to conform to the presentation used in 1999.

10.  RELATED PARTY TRANSACTIONS

     On July 14, 1999, the Chief Executive Officer of the Company, acquired 750,000 shares of common stock of the Company, $.01 par value, at a cost of $3.91 per share. The shares were purchased through the execution of a full recourse, interest bearing note receivable to the Company for $2.9 million. The purchased shares were also pledged as a security interest to the Company. The note bears interest at a rate per annum equal to 5.82% and matures on July 14, 2004. The Company recorded the common stock issuance in the stockholders' equity section with the note receivable as an offsetting reduction.

Item 2.


                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this quarterly report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements which are not historical facts contained in this quarterly report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes to these Condensed Consolidated Financial Statements, contain certain forward-looking statements that involve risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on key strategic customers, limited ability to establish new strategic customer relationships, risks associated with fixed-price contracts, competition in the industry, ability to sustain and manage growth, variability of quarterly operating results, general economic conditions, dependence on key personnel, risks associated with international sales, uncertainties relating to the difficulties of transacting on the internet, integrating solutions, reducing expenses, offering mission critical information on a timely basis, and other risks described herein and in the Company's other Securities and Exchange Commission filings.

Overview

     The Company is an enterprise information technology ("IT") infrastructure solution provider. The Company provides a wide range of out-sourced IT solutions and professional services, including the operation of large-scale service delivery centers and networks, distributed systems management, applications software development and maintenance, staff augmentation services, enterprise application solutions, integration, implementation and training services, web enablement and e-business solutions, and state-of-the-art software solutions for the managed care marketplace. These services are provided through four business lines: Managed Services; Staff Augmentation; Enterprise Application Solutions and Healthcare IT Solutions.

     The Company is transitioning its business model to include enterprise solutions enabling management of information on the internet. Management intends to reinvest profits from its managed services and staff augmentation segments to continue to develop new IT businesses. These businesses include e-business enablement, customer resource management ("CRM") including license sales, application hosting, and consulting for CRM and ERP solutions. Company management believes that timely investment in enterprise application solution businesses that are web-centric, digital infrastructure solutions will result in improved long-term shareholder value.

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

     EAS implementation and consulting services are generally provided on a time and material contractual basis; however, software licenses may be sold for a one time fee or bundled with services and sold as an application hosting program with monthly payments based on the number of users. The Company, through its EAS service line, provides software solutions packages through strategic relationships with Siebel Systems, SAP, and Microsoft and provides entire life cycle services for organizations and internet website enablement applications. These services range from initial business process modeling and development, through system installation and implementation. The Company also provides a full suite of continuous support services to help maintain and upgrade these complex, mission-critical systems. The Company focuses its efforts on public sector customers as well as middle market commercial customers.

     Quarterly results can be affected by the Company's level of investment in the expansion and development of new service lines, as well as the commencement of new contracts and engagements, the loss of strategic or end-user customers, the timing of personnel cost increases and the portion of revenues derived from new customer engagements.

     The Company's strategic customers have been IBM's Global Services and Compaq. Revenues from its strategic customers for the three months ended September 30, 1999 and 1998 were $35.1 million and $32.4 million which comprised 90% and 94% of revenues, respectively. Revenues from strategic customers were $103.2 and $70.7 for the nine months ended September 30, 1999 and 1998 which composed 91% and 91% of revenues, respectively. The Company has diversified the type of service provided to its strategic customers and expanded the number of strategic customer business units to whom it provides services. At January 1, 1997 OAOT earned 94% of its revenues from managed services provided to strategic customers. At September 30, 1999, the Company earned 45% of revenues from managed serviced, 44% from staff augmentation, 3% from ADM and 11% from non-strategic customers. The loss of a strategic customer or a decrease in the revenue derived from the Company's relationships with either IBM or Compaq could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that either strategic customer will renew existing contracts maturing within the next twelve months or continue to engage the Company's services at historical levels, if at all. The termination or non-renewal of a strategic customer's contract by an end-user customer could also have a material adverse effect on the Company's business, operating results and financial conditions. The Company's data center contracts with IBM's Global Services are up for renewal during the next nine months. These contracts are expected to generate $36 million of revenue for the Company in 1999. Company management believes that OAOT offers the best solution and value to its customers for these services. Management also believes that it could replace, if needed, the revenue losses in 2000 should these contracts not be renewed. There can be no assurance that OAOT will win all or any portion of these contracts or that all or any portion of these contracts retained would continue at historical profitability levels.

Results of Operations

     The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenue:

                                                Three months ended         Nine months ended
                                                ------------------         -----------------
                                                9/30/99     9/30/98      9/30/99      9/30/98
                                                -------     -------      -------      -------

Revenues                                         100.0%      100.0%       100.0%       100.0%
Direct costs                                      87.6        86.6         88.8         85.6
                                                 -----       -----        -----        -----
Gross Profit                                      12.4        13.4         11.2         14.4
Selling, general and administrative expenses      10.5        14.1         10.0         19.3
Restructuring and other charges                   --           8.4         --            3.7
                                                 -----       -----        -----        -----
Income (loss) from operations                      1.9        (9.1)         1.2         (8.6)
Interest and other income (expense), net           0.6         0.4          0.6          0.7
                                                 -----       -----        -----        -----
   Income (loss) before income taxes               2.5        (8.7)         1.8         (7.9)
(Provision) benefit for income taxes              (1.1)        3.0         (0.8)         2.7
                                                 -----       -----        -----        -----
   Net income (loss)                               1.4%       (5.7%)        1.0%        (5.2%)
                                                 =====       =====        =====        =====

Revenues

     The Company's revenues increased approximately $4.4 million or 13% to $38.9 million and $36.0 million or 46% to $113.8 million for the three and nine months ended September 30, 1999, compared to $34.5 million and $77.9 million for the same prior year periods.

     Revenue increased for the three months ended September 30, 1999 primarily due to higher revenue from the Company's newer businesses in which it has been making investments. These include the EAS practice, ADM and healthcare IT solutions businesses. Additionally, the established business of OAO Services, Inc. realized increased revenues. EAS business revenue improved primarily because of increased consulting revenue. Healthcare IT revenues increased due to improved consulting and implementation revenues due to greater number of MC400 healthcare software installation projects. The ADM business increased due to a greater number of placements on the AT&T contract. OAO Services, Inc. revenues increased due to a higher volume of placements, largely through development of a national recruiting group in early 1999.

     For the nine months ended September 30, 1999 revenue increased $36 million or 46.2 % to $113.8 million primarily due to increased revenue in the Company's newer businesses, as described above, and the acquisition of OAO Services, Inc., which was not acquired until July 1998.

     Managed services revenue declined for the nine months ended September 30, 1999 by $3.0 million compared to the same 1998 period. Revenue decreases resulted from reductions in the amount of work, including work order projects, head count downsizing on continuing projects due to automation, consolidation of sites, insourcing (where Company functions were transferred back to internal customer personnel) and elimination of revenue on smaller, non-recurring projects with strategic customers. The Company will discontinue services on work order projects beginning in the fourth quarter of 1999. Work order projects are low margin business which comprised a declining portion of total Company revenues. Total work order revenue was $.4 million and $1.4 million for the three and nine months ended September 30, 1999.

Gross Profit

     The Company's gross profit increased $.2 million and $1.5 million to $4.8 million and $12.8 million for the three and nine month periods ended September 30, 1999 versus the comparable 1998 periods. Gross profit improved due to increased revenues for the three and nine months ended September 30, 1999. Gross profit as percentage of revenues declined to 12.4% and 11.2% from 13.4% and 14.4% for the three and nine months ended September 30, 1999 versus 1998. Gross profit percentage declined for the three and nine month periods ended September 30, 1999 due to increased costs in 1999 to develop and expand the Company's newer EAS and ADM businesses that comprised a larger percentage of Company gross profits.

     Additionally, the gross profit of OAO Services, Inc., whose gross profit percentage remained unchanged for the three and nine months ended September 30 on a year to year basis, increased to 45.4% and 50.8% of the total Company gross profit for the three and nine months ended September 30, 1999 versus 41.3% and 17% for the same period in 1998.

     The gross profit margin for OAOT's managed services business, exclusive of the ADM business and start-up costs incurred on its AT&T contract, remains under pressure from its strategic clients. However, it remained constant for the three and nine months ended September 30, 1999 and 1998. The margin pressure was offset by a reduction in the less profitable work order type of services and increased business from strategic customers.

     Additionally, the Healthcare IT business experienced higher gross profit margins for the three months ended September 30, 1999 and lower gross profit margins for the nine months ended September 30, 1999 versus comparable 1998 periods. Healthcare IT's gross profit margins are significantly affected by the revenue mix of its business. Software license sales to new customers have a higher gross profit margin than time and material based services.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three and nine months ended September 30, 1999 were $4.1 million and $11.4 million respectively compared to $4.9 million and $15.0 million for the comparable 1998 periods. The 1998 amounts include $.6 million and $3.8 million of provision for uncollectible accounts receivable.

     OAOT's selling, general and administrative expenses declined as a percentage of revenue for the three and nine month periods September 30, 1999 to 10.5% and 10.0%, respectively compared to 12.3% and 14.3% for 1998. The decline in selling, general and administrative expenses as a percentage of revenue is due to OAOT leveraging its overhead structure as revenues increased by reducing the cost of outside consultants, administrative programs, and administrative infrastructure.

Interest and Other Income

     Interest income increased primarily due to a higher amount of invested cash and interest earned on a note receivable from OAO Corporation.

Liquidity and Capital Resources

     Cash and cash equivalents were $10.8 million as of September 30, 1999, and $9.6 million at December 31, 1998. Cash flows provided by operations were $2.5 million for the nine months ended September 30, 1999 versus a use of $3.0 million of cash flow from operations for the nine months ended September 30, 1998. Cash provided by operations for the nine months ended September 30, 1999 was primarily generated from OAOT's traditional established managed services and staff augmentation businesses, which was used to fund its newer enterprise application solutions and applications, development and maintenance businesses.

     The Company expects to continue to invest in the operations of its applications development and maintenance and enterprise application solutions businesses during the next six to nine months. Such costs will continue to be expensed as incurred and will represent a significant use of future cash which is expected to be funded from the Company's operations and available cash. The Company also expects to continue to incur additional costs associated with the enhancement of existing and development of new system modules for its MC400 healthcare software.

     The Company entered into a $35 million combined revolving credit and term loan agreement (the "Agreement") with a bank on June 29, 1999. The Agreement's revolving line of credit portion, in the amount of $15 million, matures on May 31, 2002. The term loan facility, in the amount of $20 million, matures on May 31, 2001. Borrowings under the Agreement are limited to a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"). However, the Company may convert, at its option, the revolving line of credit portion of the Agreement in to an asset based loan whose borrowing availability would be a percentage of eligible billed and unbilled receivables. The Agreement also requires maintenance of certain financial covenants, prohibits the payment of dividends, among the restrictions and replaces the Company's Revolving Credit Agreement with another bank. There were no borrowings outstanding under the Agreement as of September 30, 1999.

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

Impact of the Year 2000 (Y2K) Issue

     The Company recognizes the need to ensure that its operations will not be adversely impacted by Y2K failures. This problem is a result of computer programs having been written using two digits (rather than four) to define the applicable year. Any information technology systems that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. As of September 30, 1999, the Company has surveyed all of its business and mission critical systems and defined its mission critical systems as its accounting, electronic billing and collection and MC 400 software packages. All mission critical systems are Y2K compliant except for electronic billing which is in the final testing phase. Each of the operating segments, as well as our administrative functions, have completed the inventory and assessment phases of the year 2000 implementation plan and remediated the non-compliant systems identified. The Company is also in the process of obtaining compliance certificates from its third party vendors. The total cost of the replacement systems and Y2K contingency planning is estimated at approximately $150,000. The Company has a written contingency plan regarding the effect, if any, should any of its third party vendors fail to deliver Y2K compliance. The plan has been reviewed by remote site and corporate headquarters personnel. Testing, review and revision of the plan will be ongoing throughout the balance of the year.

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

Quantitative and Qualitative Disclosures about Market Risks

     The Company conducts business in foreign countries, primarily Canada and the United Kingdom. Foreign currency transaction gains and losses were not material to the Company's results of operations for the three and nine months ended September 30, 1999 and 1998. OAOT believes its foreign currency risk is related primarily to the difference between amounts the Company receives and disburses in Canada in U.S. Dollars from U.S. dollar denominated contracts. The Company does not expect the amount of foreign currency risk to be material in the future. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 6.             Exhibits and Reports on Form 10-Q


(a)  Exhibits

Exhibit                                                                                 Page
No.                 Description                                                         No.
-------             -----------------------------------------------------------         -----
10.10               Amended and Restated OAO Technology Solutions, Inc.
                    Restricted Stock Grant Letter. Date of grant: July 14, 1999
                    issued to Gregory A. Pratt. (1)                                       17

10.11               Amended and Restated Term Note dated July 14, 1999 between
                    the Company and Gregory A. Pratt. (1)                                 24

10.12               Amended and Restated Pledge Agreement dated July 14, 1999
                    between the Company and Gregory A. Pratt. (1)                         27

27.1                Financial Data Schedule. (1)                                          32

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


                         OAO Technology Solutions, Inc.
                         (Registrant)


Date: November 15, 1999         By: ------------------------------------------
                                    Gregory A. Pratt
                                    President and Chief Executive Officer


Date: November 15, 1999         By: ------------------------------------------
                                    J. Jeffrey Fox
                                    Vice President and Chief Financial Officer