Form 10-K
period 1999-12-31
OAO TECHNOLOGY SOLUTIONS INC
filed 2000-03-24
CIK 1043476

================================================================================

                                    FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 23, 2000, was approximately
$58,713,003 based on the closing sale price of the Common Stock on March 23, 2000, of $6.969 as reported by the NASDAQ National Market System.

     As of March 23, 2000, the registrant had outstanding 18,040,910 shares of its Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2000 are incorporated by reference in Part III, Items 10, 11, 12 and 13.

================================================================================

                         OAO TECHNOLOGY SOLUTIONS, INC.

                               INDEX TO FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1999

Item                                                                        Page
----                                                                        ----
                                     Part I

  1    Business.............................................................  3

  2    Properties........................................................... 13

  3    Legal Proceedings.................................................... 13

  4    Submission of Matters to a Vote of Security Holders.................. 13

                                     Part II

  5    Market for Registrant's Common Equity and
           Related Stockholder Matters...................................... 13

  6    Selected Consolidated Financial Data................................. 14

  7    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 15

  7a   Quantitative and Qualitative Disclosures about Market Risk........... 22

  8    Financial Statements and Supplementary Data.......................... 23

  9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................... 45

                                    Part III

 10    Directors and Executive Officers of the Registrant................... 45

 11    Executive Compensation............................................... 45

 12    Security Ownership of Certain Beneficial Owners and Management....... 46

 13    Certain Relationships and Related Transactions....................... 46

                                     Part IV

 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K...... 46

                                     PART I

Item I.  BUSINESS.

Overview

     OAO Technology Solutions, Inc. (the "Company", or "OAOT") is a global enterprise-wide integrator of information technology (IT) solutions. The Company provides a wide range of outsourced information technology solutions and professional services, including the operation of large-scale service delivery centers and networks, distributed systems management, custom applications software development and maintenance, professional IT services, enterprise application solutions, integration, implementation and training services, web enablement and e-business solutions, and proprietary software solutions for the managed care marketplace. These services are provided through four business lines: Network and Systems Business Solutions; Professional Services; E-Business Consulting Solutions; and Healthcare IT Solutions.

     Network and Systems Business Solutions, formerly Managed Services, includes network and systems design, integration, and management of large-scale environments linking multiple technologies, operating systems, protocols and geographic areas. The Company has clients within enterprise systems, distributed systems and networked systems, providing these services directly to its own end-user customers and to its strategic customers as part of the IT outsourcing team.

     Professional Services, formerly Staff Augmentation, recruits professional and technical staff locally, nationally and internationally. The skilled workforce consists of programmers, system managers, operators, system support personnel, network engineers and technical consultants. These technical IT skills are provided to the Company's strategic and third-party customers nationwide on a time and material basis. Highly skilled professionals are provided to augment the customers internal ITs staffing requirements or to respond to short-term staffing needs that cannot be sufficiently defined to permit fixed prices.

     E-Business  Consulting  Solutions,  formerly  Enterprise  Resource Planning
(ERP), provides entire life cycle services for organizations. These services range from initial business process modeling and development, through system installation and implementation, and custom software application development and maintenance (ADM). The Company's service line implements and supports systems from Siebel Systems, NCR, SAP and Microsoft. This business unit also provides third party vendor packaged software including Siebel Systems, SAP and Microsoft, IBM and Rational on both a licensed and an application service provider (ASP) basis.

     Healthcare IT Solutions provides proprietary software products and business solutions for health care organizations. The Company's proprietary MC400 software provides a comprehensive solution for the healthcare industry's payor segment (HMO's, indemnity insurance plan and PHO's among others). The MC400 system is being web-enabled and provides over thirty modules that include claims processing, disease and patient management, eligibility, enrollment and utilization review. The Company has over fifty installed sites and offers a viable solution to the healthcare industry that management believes meets the Federal requirements of the Health Insurance Portability and Accountability Act (HIPAA). The company offers clients flexible purchase options whereby MC400 can be purchased on a one-time license and per-member per-month (PMPM) ASP type basis. This includes product development, customer services, and installation service, training and ongoing customer support.

     Management has been and intends to continue to reinvest profits from its Network and Systems Business Solutions and Professional Services segments to continue to develop new IT businesses in the E-Business Consulting Solutions and HealthCare IT Solutions business segments. These businesses include new specific vertical markets, e-business application solutions, application service provider services (ASP), custom software application development and maintenance (ADM), and customer relationship management services (CRM) including license sales, application hosting, and consulting.

     The Company began operations in January 1993, as a separate business division of OAO Corporation ("OAO"), and was incorporated in the State of Delaware in March 1996. In April 1996, the Company was spun-off from OAO as an independent corporation. Finally, during December 1997 the Company raised proceeds of approximately $34 million by issuing 6.235 million shares of common stock for $5.00 per share and is traded as "OAOT" on the Nasdaq National Market.

Industry

     The IT outsourcing industry is defined by several market segments, as predicated by the strength and nature of customer demand. These market segments typically include data center operations, network operations, client-server operations, applications management and desktop management. The use of outsourcing has grown rapidly as corporations have increasingly determined that it is advantageous to focus on their core competencies and outsource those functions that are not central to their primary mission. According to leading market research firms, spending for worldwide IT services was expected to be $2.2 trillion in 1999 and reach $3.3 trillion by 2002. Market demand for IT outsourcing services within the United States is expected to grow from $161 billion during 1998 to $310 billion during 2003.

     There are significant drivers that support the growth expectations for IT solutions integrators. These drivers include the increasing complexity of IT solutions and the many rapidly evolving technologies required to fulfill those solutions. Additionally, many companies lack sufficient internal IT resources to meet this demand and are outsourcing internal IT departments. Finally, there is increasing industry consolidation and the formation of strategic partnerships.

     Factors driving consolidation within the industry are customers demanding complete end-to-end solutions and the increasing complexity and convergence of technology required in outsourcing engagements, lack of available technical resources, shortened delivery times, and investment costs of internally building technical capabilities. As a result, providers of outsourcing services recognize that it is not practical to internally develop and manage all of the technical skills and critical resources necessary to perform increasingly complex outsourcing engagements. This impracticality is due to the speed required to meet and capture market demands.

     The Network and System Business Solutions Markets. Outsourcing engagements are typically characterized as being long-term in nature and often involve the transfer by the customer of certain of its facilities, technologies and employees to the outsourcer. The outsourcer's responsibilities under IT engagements may vary widely from engagement to engagement, ranging from the provision of certain specific IT functions to the management of a client's entire IT operation. Within these engagements, the relationships often involve the provision of employees or consultants by a subcontracting vendor to the outsourcing vendor. The subcontractor is normally paid on a time and materials basis and the outsourcing vendor retains the managerial responsibility for the IT services provided by such persons.

     The Professional Services Markets. Many of the same factors fueling the rapid expansion of the outsourcing industry are similarly impacting the professional IT staffing industry. As the demand for technical resources continues to expand, corporations are increasingly relying on professional-specific staffing providers as a source for skilled IT professionals. Whether to meet temporary or long-term demands, companies faced with the difficulty of identifying, attracting, and retaining competent, highly skilled IT professionals are supplementing their internal IT staff with consultants obtained from professional-specific staffing companies. According to a leading market research firm, the human resource outsourcing industry within the United States is forecasted to grow from $13.9 billion in 1999 to $37.7 billion during 2003.

     The E-Business Consulting Solutions Markets. The e-business markets are served by customer solutions that organize and process information on intranets and extranets as the primary application platform. These customer markets are served by a host of vendors marketing proprietary software license and maintenance solutions, integration of front office customer relationship management (CRM) and back office enterprise resource management (ERP) solutions via application service provider (ASP) services. Examples of leading ERP solutions are SAP, Baan and PeopleSoft, and examples of CRM solutions are Siebel and Oracle.

     Currently, the market for CRM solutions and ASP delivery models are converging. Traditionally, ERP application engagements experienced long implementation cycles, and high consulting and license fees that prevented middle market companies from experiencing the same operating efficiencies as larger competitors. The ASP implementations provide minimal customizations with monthly access and service licensing fees, thereby offering various ranges of customization services. More recently, the markets are offering server and platform hosting services external to customer facilities. According to a leading market research firm, over 75% of the companies with revenues of at least $50 million will venture into e-business by 2004. The research firm also forecasts the worldwide business-to-business e-commerce market will grow from projections of $145 billion during 1999, to $403 billion during 2000, $953 billion during 2001, $2.18 trillion during 2002, $3.95 trillion during 2003, and reach $7.3 trillion during 2004.

     The ASP market within the United States is forecasted to grow from $398 million during 1998 to $9.8 billion during 2003 for a compounded average growth rate of 89.7%. The market for CRM licensing will grow from less than $1 billion in 1997 to $4 billion by 2002. Although these markets are expanding, there is heightened awareness that the leading firms providing solutions to customers will experience consolidation. For example, the research firm also indicated that by 2004 the number of CRM firms will only be half of those operating during 1999.

     The HealthCare IT Solutions Markets. The health care industry has experienced significant recent transition, incurred by both the health care provider/payor (the Company's customer) and by the evolution of products, services, and fee arrangements made available by IT solution providers. Health care providers and payors of health benefits include health maintenance organizations (HMO's), preferred provider organizations (PPO's), third party administrators (TPA's) and governments. Health care providers and payors have experienced consolidation, forming large health organizations and networks, and have incurred greater operating risks as the traditional fee-for-service reimbursement model is being replaced by alternative payment models. To enhance operating efficiencies and controls, the health care providers have increased demand for comprehensive end-to-end IT systems and services. These system solutions operate on hardware platforms including client/server networks, mainframes and personal computer stations.

     According to a leading market research firm, less than 40% of all health care claim payments use Electronic Data Interchange (EDI), electronic funds transfers and other technologies. The research firm also forecasts the IT market size for health care products and services within the United States will grow from projections of $27.2 billion during 1999, to $38.8 billion during 2002. More specifically the forecast reported that demand for IT health care software products will grow from $4.9 billion during 1999 to $7.9 billion during 2002, and demand for health care networking services will grow from $1.1 billion during 1999 to $1.7 billion during 2002.


The Company's Business Segments

Network and Systems Business Solutions

     Network and Systems Business Solutions, formerly Managed Services, offers customer solutions as Enterprise Systems Management (ESM), Distributed Systems Management (DSM), and Networked Systems. Network and Business Systems Solutions represents 44.7%, 64.8% and 90.6% of the Company's total 1999, 1998 and 1997 revenues, respectively. In prior years the Application Development and Maintenance (ADM) solutions offering was also accounted for within this business sector, but has been realigned with the E-Business Consulting Solutions business sector within this report.

     Enterprise Systems Management (ESM). The Company provides data center operations management services, including management and operation of distributed networks of systems, computer room equipment scheduling and operations, network center operation and management, tape library management, off-site data storage, disaster planning and recovery, tape and print equipment operations, print distribution, help desk and call center operations, move/add/change operations for user equipment, computer and network systems programming, computer and network systems performance measurement and tuning, production job scheduling and control for applications systems, maintenance and development of software applications systems, and quality assurance for technical operations.

     A data center engagement involves supporting a customer by selectively accepting functions within the total outsourcing engagement. The Company's role is to assume full responsibility for managing, staffing and delivering service level requirements for those functions. For example, in regard to the Company's support of the IBM Global Services' megacenters, the Company performs the functions of console operations, network operations, output processing operations, data storage operations, and user services functions such as move/add/change operations. The megacenters utilize a very large network of mainframe computer configurations that support both the strategic customer's internal requirements and those of its end-user customers. The Company also provides services such as policy formulation, planning, process and procedure creation, service level development, staffing and directing the work force, budgeting and controlling, relocation and consolidation, and upgrading of equipment, services and systems. In performing these services, the Company is normally responsible for the attainment of service level requirements and has the flexibility of directing the personnel, as it deems appropriate.

     The Company is engaged to perform pre-defined contractual functions on a fixed-price basis and also supports a wide range of additional functions pursuant to certain staffing service provisions under each contract. These additional functions are performed on either a short or long-term basis, depending on the requirements of the strategic customer. The Company performs these functions in the facilities of both its strategic and end-user customers, including regional, national and international locations.

     The Company provides ESM services primarily to strategic customers that are global providers of IT outsourcing services. IBM Global Services currently engages the Company to provide management and operations services at three of its four megacenters in the United States and its megacenters in the United Kingdom. Each megacenter represents the networking of IBM's data centers across a geographic region. Datacenter operations management provided approximately 25.2%, 30.2%, and 43.0% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's data center contracts with IBM Global Services are up for renewal during 2000. (See Growth Strategy - 1. Leveraging existing relationships with strategic customers.)

     Distributed Systems Management (DSM). The Company's primary focus in DSM services is on the evolving market for outsourced support of the desktop-network requirements of the end-user customers. The Company believes that the trend toward outsourcing the operation and management of desktop-network requirements presents a major opportunity for growth. The services being delivered by the Company vary by engagement and include: network operating system architecture and implementation; evaluation and redesign of server architecture; communications network evaluation and restructuring for improved connectivity and efficiency; design and implementation of e-mail solutions; rollout of the new desktop system into the user environment; transition services to support a smooth migration to a new centrally managed desktop environment; help desk services; deskside training services; asset management support and control; design and implementation of automated centralized asset control; and operation support, including activities associated with changes in technology, the client's organizational structure or physical plant changes. DSM engagements accounted for approximately 18.4%, 24.7% and 28.3% of revenues, respectively, for the years ended December 31, 1999, 1998 and 1997.

     As an example of the Company's DSM services, the Company has teamed with its strategic customer, Compaq Computer Corporation to provide support of desktop computers and local area networks for a major financial institution. Compaq requested OAOT to provide support in three major areas; interim support services, change management and help desk staffing for workstations and servers throughout North America.

     Under the interim support services agreement, the Company assumed responsibility for onsite services being performed by the end-user customers while their offices were migrated to the new configurations. Subsequently, the end-user customer has asked that OAOT continue this onsite service after sites are migrated. Services include onsite support of desktops, laptops, and local area networks including design and installation of desktop, server, and network configurations, modification to equipment and/or software, and desktop, network and server upgrades, changes and moves of equipment and software, and some hardware and software maintenance. The Company has full responsibility for all management and technical aspects including negotiating with subcontractors and working with client management and employees. OAOT's onsite support staff currently includes site managers, desktop analysts and technicians, and local area network analysts and technicians.

     The Company's help desk support for this project is performed at Compaq's Remote Management Center (RMC) in Calgary, Alberta, Canada. The RMC provides hot-line and telephonic support to end-user customer offices throughout North America. The Company's support services include first and second level assistance for desktop, laptop, and local area network users and, if necessary, dispatch of local technicians for additional support. The Company currently provides help desk technicians, desktop analysts, and local area network analysts at the RMC. Service contracts with Compaq require periodic renewal and a portion of these contracts are up for renewal in 2000. (See Growth and Strategy - 1. Leveraging existing relationships with strategic customers.)

     Networked Systems. OAOT has experience in designing, deploying, and managing local or wide area networks. This includes all facets of protocol
inter-networking,   as  well  as  vendor  liaison  with  equipment  vendors  and telecommunication firms. OAOT manages complex networked environments. The Company routinely manages hundreds of millions of application minutes per month for clients on a 24-hour, 7-day week, annual basis.

     The Company believes its relationships with its strategic customers, and its posture as a value-added partner of choice working within end-user customer engagements and facilities, provide opportunities to be highly responsive to evolving customer needs. As a result, the Company believes that it is well positioned to gain insight into market trends and make investments required to pursue opportunities that result from these trends. This may allow the Company to selectively broaden its service offerings.

Professional Services

     Professional Services, formerly Staff Augmentation Services, are provided by OAO Services, Inc., ("OAO Services") a wholly owned subsidiary of OAOT which was formed in 1995 and acquired by the Company in July 1998. Professional Services represent 42.7%, 26.9% and 4.9% of the Company's total 1999, 1998 and 1997 revenues, respectively. OAO Services provides technical IT skills to a wide range of end users and strategic customers nationwide. These services, provided on a time and material basis, are regularly utilized within engagements to meet short, long and indefinite term requirements. Highly skilled professionals are provided to augment the customers internal IT staffing requirements that cannot be sufficiently defined to permit fixed prices.

     As of December 31, 1999, OAO Services provided over 700 consultants to customers, primarily IBM, with skills, including but not limited to, computer operators, application and systems programmers, network architects, designers, testers and installers, software/hardware testers, help desk consultants, project managers, and technical writers. OAO Services provides personnel possessing programming skills ranging from Oracle, SAP, C++, and COBOL/DB2, to the every day needs of customers staffing requirements in the IT industry.

     With offices strategically located in the Northeast, Southeast, Midwest and the West, the Company's Professional Services division has the ability to recruit professional and technical staff locally and nationally. The Company believes that its Professional Services division is positioned to provide nationwide support to customers and it has continuously demonstrated this ability since its inception.

E-Business Consulting Solutions

     The e-business service and solutions market is rapidly evolving to pair customer requirements with the constant stream of new technologies presented to the market. These changes include the methods of delivery, as witnessed by the convergence of the CRM solutions with the ASP delivery models. OAOT is broadening its product lines and delivery methods to attempt to capture additional opportunities and to provide its customers higher operating efficiencies. OAOT believes that it has also strengthened itself by adding seasoned personnel and resources, and also by realigning its delivery teams. To enhance its ERP offerings, the Company added call center and customer relationship management personnel, expanded its web-enablement and ADM solutions, entered into a remarketing agreement with Siebel Systems, and entered into an ASP hosting delivery agreement with Qwest. E-Business Consulting
Solutions represents 5.6% and 2.9% of the Company's total 1999 and 1998 revenues, respectively. There was no revenue for this segment in 1997.

     Enterprise Resource Planning. The Company provides entire life cycle services for organizations using Enterprise Resource Planning (ERP) software. These services range from initial business process modeling and development, through system installation and implementation. The Company also provides a full suite of continuous support services to help maintain and upgrade complex, mission critical systems. The Company's ERP service line implements and supports systems from SAP AG, one of the world's leaders in ERP solutions and other software providers. The Company focuses its efforts on middle market commercial customers as well as public sector customers.

     The Company has established strategic relationships with both SAP and Microsoft. As a Microsoft Certified Solutions Provider (MCSP), the Company has trained and deployed technical consultants who are technically certified by SAP, as well as being Microsoft Certified System Engineers (MCSE). This enables the Company to provide a combination of highly technical skills. The Company believes that highly trained and skilled consultants will allow the Company to provide solutions for middle market commercial and public sector customers in a more timely and cost effective manner.

Customer Relationship Management. The Company established this practice to expand the front office solutions and customized solutions in application design, implementation and hosting services. This practice has the ability to configure the client's applications and provide access to the application from an entirely managed environment. The Company brings the customers on line and manages their systems at cost effective pricing. The CRM segment implements and supports third party packaged software applications and systems on a licensed and ASP basis. The Company focuses its efforts on middle market commercial customers, as well as public sector customers. The Company signed a Value Added Industry Remarketer ("VAIR") agreement with Siebel Systems, Inc. This agreement permits OAOT to design, install, resell and host on an ASP basis, Siebel CRM front office applications for commercial and public sector customers in the North America and Europe. The Company has also hired teams of Siebel consultants to implement comprehensive CRM solutions.

     Application Development and Maintenance (ADM). Application development and maintenance services encompass the development, integration, and enhancement of business application software. These business applications include existing web enabled applications such as electronic commerce, enterprise resource planning, and legacy applications. Customers can access software engineering centers in the United States, Canada (Northshore) and Mexico (Southshore). These centers are collaboratively networked to provide ADM services and have programs to eventually achieve level 3 certification in the Software Engineering Institutes Capability Maturity Model (SEI CMM). SEI CMM has been widely adopted as the industry standard for measuring software development and maintenance processes.

     An example of these efforts is the expansion with IBM Global Services to provide ADM services in support of IBM's AT&T application outsourcing contract. To support this contract, the Company committed to hire application software personnel at its Montcon Software Engineering Centre. In

December 1999, the Company entered into another contract with IBM Global Services to provide custom software application development for a significant global technology manufacturing company. This agreement is expected to generate $70 million in revenue over a 10-year term.

     The Company formally announced its entry into the ASP market in February 2000. ASP services usually provide customers a pre-packaged suite of hardware, network and software products and services that provide customers a software application solution for a monthly fee. The Company's ASP business model will attempt to customize the services to meet customer requirements by leveraging its existing IT infrastructure and offering a comprehensive, single point of responsibility service solution.

Healthcare IT Solutions

     Healthcare IT Solutions represents 7.0%, 5.4% and 4.4% of the Company's total 1999, 1998 and 1997 revenues, respectively. The Company has found that it can provide significant added value to industry-specific markets by melding its proven capabilities in IT with in-depth expertise in the targeted market. The Company targeted the healthcare industry based upon the dynamics of the industry. An evaluation of the information aspects of the industry indicated the value of shared information across the dispersed providers of healthcare and related businesses such as employers and insurers. For example, through the Company's acquisition in 1997, OAO HealthCare Solutions provides managed care information software products and business solutions for health care organizations that offer risk-oriented agreements for defined member populations. The MC400 managed care software system is comprised of over thirty modules that provide a managed care organization with all of the required processes and methodologies needed to manage benefit structures and provider contracts.

     Healthcare IT Solutions provides full service solutions to users of the managed care product MC400. This includes product development, customer service, installation services, training and ongoing support. In addition, other services may be provided, such as total project management, hardware planning and implementation, and custom programming. MC400 is currently installed at over 50 managed care organizations across the nation. During 1999, the Company began to web-enable MC400 and expanded its functionality by adding disease management, patient management, utilization review, and other healthcare-critical features by purchasing proprietary software programs from Advanced Research Systems. These new functionalities enhanced the marketability of the MC400 Managed Care solution. The Company offers customers the flexibility of purchasing the MC400 with a one-time license fee or on a per-member, per-month (PMPM) ASP basis.


Growth Strategy

     OAO Technology Solutions is dedicated to providing value-added, enterprise infrastructure solutions that facilitate our customers' success through the integration of business and IT processes. OAOT's vision is to use core competencies of people and technology to meet its customers' technological requirements in the new internet-centric economy. The Company believes it has a unique opportunity to capture opportunities and enhance its the market position.

1.   Leverage existing relationships with strategic customers.

     Revenues from the Company's two strategic customers, IBM and Compaq, were $137.6 million, $102.5 million and $76.5 million in the years ended December 31, 1999, 1998 and 1997, respectively. IBM accounted for 75.7%, 67.0% and 66.2% and Compaq accounted for 15.9%, 23.4%, and 24.1% of revenues for the years ended December 31, 1999, 1998, and 1997, respectively. The Company has diversified the type of service provided to its strategic customers and expanded the number of strategic customer business units to whom it provides services. For the year ended December 31, 1999 the Company earned 25.2% of revenues from data center management versus 60.2% in 1997.

     The Company's traditional marketing method is to maintain and expand its relationships with its strategic customers. The Company's personnel work or are located in these customers' office locations. By locating management on site, this allows the Company to establish a close alignment with each customers site personnel, and thereby anticipate and respond to each customer's unique local needs. The Company believes it could enhance its competitive advantage in the IT industry by aligning with selected strategic customer accounts.

     IBM. The Company's relationship with its largest strategic customer, IBM Global Services, has continued to expand in terms of revenues, the range of services provided, the number of engagements and the number of IBM business units which have engaged the Company's services. The Company was awarded its first second-tier engagement with IBM in January 1993, successfully competing against several existing IBM contractors. The Company has since been awarded long-term engagements supporting three of IBM Global Services' four U.S. megacenters.

     IBM has also engaged the Company to perform IT services in support of other large outsourcing contracts which it has been awarded, including engagements with Ameritech, Amtrak, Blue Cross /Blue Shield of New Jersey and PECO Energy. The Company was chosen to support Ameritech and PECO Energy engagements without having to submit competitive bids. As recently as December 1999 the Company signed a 10-year contract with IBM Global Services for $70 million for custom application development (ADM) services.

     Compaq. Compaq became a strategic customer in January 1995, when the Company was awarded a contract to provide services in support of an end-user customer in Vancouver, British Columbia. Later in 1995, the Company was awarded additional engagements with Compaq in Central and Eastern Canada. During 1996, the Company became a delivery partner of Compaq supporting all of Compaq's Canadian outsourcing engagements. In 1996, Compaq was also awarded an engagement to provide services in support of one of the industry's largest desktop outsourcing engagements. As a result of these engagements, the Company's relationship with Compaq has expanded into other geographic areas, throughout North America and the United Kingdom.

     A decrease in the revenue or loss of a strategic customer could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. There can be no assurance that either strategic customer will renew existing contracts maturing within the next twelve months or continue to engage the Company's services at historical levels, if at all. The termination or non-renewal of a strategic customer's contract by an end-user customer could also have a material adverse effect on the Company's business, operating results, financial conditions and cash flows. The Company's data center contracts with IBM are up for renewal during 2000. Additionally, in the normal course of business, the Company must periodically renew its contracts with Compaq. Several of these contracts are up for renewal in 2000. Company management believes that OAOT offers the best solution and value to its customers for these services. There can be no assurance that OAOT will win all or any portion of these contracts or that all or any portion of these contracts, if renewed, would continue at historical profitability levels

2. Leverage existing core competencies to expand into higher margin faster growth businesses including e-business and healthcare IT solutions.

     The Company believes that its core competencies and skill sets are:

     1. Experienced people managing network and system solutions including data center help desk, desktop, desk side and other enterprise and distributed systems management;

     2. The infrastructure and worldwide ability to recruit information technology personnel for OAOT and our customers;

     3. Expertise in proprietary, web-enabled software with ASP environment sales and implementation experience, and;

     4. E-business solutions focused on application design, integration, and management. These solutions are supplemented by strategic relationships with independent software vendors and our own proprietary software products.

During 1999 OAOT began to use its core competencies to reposition itself into higher margin, faster growth businesses of e-business solutions and Healthcare IT solutions including Siebel CRM software solutions, and ADM services. Management also began to reorganize its marketing and sales personnel to emphasis the core competencies it has gained as a second-tier provider to provide services directly to new customers. The Company is actively pursuing the ASP market with both third party and its own MC400 Managed Care proprietary software. The Company signed an agreement with Siebel Systems where it may design, implement, sell and host solutions in North America and Europe. To supplement the Siebel solutions, an agreement was made with Qwest in early 2000 for them to co-host the Company's ASP solution offerings. Hosting is the means of providing customer's access to data and systems, external to their internal hardware infrastructures.

3. Expand our sales and marketing to increase the customer base beyond the strategic customers and develop direct company customer relationships.

     During 1999 OAOT began to reposition itself into higher margin, faster growth businesses and is attempting to enhance its position with new, direct customer relationships. Management reorganized and began to expand its marketing and sales personnel to begin to enhance its focus to extend beyond sales to its strategic customers. Additionally, the Company began to focus on selling e-business consulting services and healthcare IT solutions to new customers. The Company is actively pursuing the ASP market with both third party and its own MC400 managed care proprietary software.

     These expansions work in tandem to penetrate new faster growth higher margin markets and provide customers end-to-end IT solutions. The Company has begun to employ seasoned personnel to expand its marketing practice. The marketing personnel employ demand generation with early lead identification and qualification skills. These marketing efforts are expected to allow the sales personnel to focus entirely on qualified leads, rather than on demand generation. The Company is also focused on expanding sales by ensuring its customers' expectations have been met. The Company expects to meet customer satisfaction levels by employing seasoned solution-specific sales personnel and training the existing sales personnel on technical solution capabilities. These customer-satisfaction efforts are expected to enhance future referral based sales. The Company is expected to continue to make significant investments in sales and marketing and product development to better position itself in key the higher margin faster growth e-business solutions and Healthcare IT solutions markets.

4.   Develop Industry-Specific Expertise.

     The Company intends to selectively develop expertise in industries that will allow it to be a premier enterprise-wide integrator of information technology solutions that may offer higher-margin opportunities. During 1999 the Company acquired teams of call center professionals to gain a market presence in the customer relationship management (CRM) markets. During 1997 the Company made a significant investment in the healthcare industry by acquiring certain assets of UniHealth Investment Company, a division of UniHealth, Inc., namely the MC400 managed care software. Also, during 1999 the Company committed itself to the health care industry and its prior investment with the acquisition of patient management software that will help allow our programmers to web-enable the MC400 and strengthen its marketability.

     On May 27, 1999 the Company acquired the remaining 50% of the outstanding capital stock of OAO/ICOR UK Ltd. not already owned by the Company, from Capita Business Services Limited, a registered English & Wales company. Since making this acquisition, this enterprise has further expanded its UK service and relationship with the Company's largest strategic customer.

     In July 1998, the Company expanded its offerings in the Professional IT solutions industry with the acquisition of OAO Services, Inc. OAO Services, Inc. offers a broad range of IT skills including systems engineers, architects, managers, and ERP specialties. OAO Services is an IBM National Technical

Subcontracting (NTS) Supplier. It offers IBM Customer Support Center Services, Year 2000 Support Services, and Deskside Support Services.

     The acquisitions of DHR Technologies, Inc, ("DHR") in April of 1998, and ETG, Inc. ("ETG") in November of 1998, contributed to the development of the Enterprise Resource Planning ("ERP") expertise. DHR provides advanced computerized solutions and related technical services to power, industrial, healthcare and financial clients. ETG provides integration, implementation and training services for SAP and Microsoft applications.


5.   Pursue Acquisitions and Alliances.

     Management has been and intends to continue to reinvest profits from its Network and Systems Business Solutions and Professional Services segments to continue to develop new IT business in the E-Business Consulting Solutions and HealthCare IT Solutions business segments. These businesses include e-business application solutions, application service provider services (ASP), custom software application development and maintenance (ADM), and customer relationship management services (CRM) including license sales, application hosting, and consulting. Company management believes that timely investment in internet-centric businesses and digital technology infrastructure solutions will result in improved long-term shareholder value.

     The Company is also actively evaluating acquisition opportunities to accelerate its transition to higher margin faster growth businesses. Additionally, the Company intends to continue to pursue expansion opportunities through strategic alliances and joint ventures to enhance its competitive position and expand its services.

Competition

     The IT services market is highly competitive and is served by numerous firms, including systems consulting and integration firms, professional services companies, application software firms, staff augmentation firms, the professional service groups of computer equipment companies, facilities management and management information systems outsourcing companies, certain "Big Five" accounting firms, and general management consulting firms. Many participants in the commercial IT services market have significantly greater financial, technical and marketing resources and generate greater revenues than the Company. The Company believes that the principal competitive factors in the commercial IT services industry include responsiveness to client needs, the ability to cause the transition of the outsourced services to occur on a prompt and seamless basis, quality of service, employee relations, price, management capability and technical expertise. The Company believes it has the ability to successfully compete in these markets because of its core competencies, strategic customer relationships, strategic alliances and product service agreements that allows it to provide customers global, enterprise-wide integration of information technology.

     Employees

     As of December 31, 1999, the Company employed approximately 2,160 employees, of which 1,862 were full time persons. Approximately 142 of these employees have managerial responsibilities, and over 1,333 have technical responsibilities. The Company typically utilizes the services of independent contractors only in short-term engagements and certain international engagements. The Company believes that its relationships with its employees are good.

     The Southern California Professional Engineering Association represents 5 of the Company's employees under a collective bargaining agreement which expires on January 10, 2002, and 10 of the Company's employees are represented by the International Association of Machinists and Aerospace Workers under a collective bargaining agreement which expires on January 15, 2002. The Office and

Professional Employees International Union (the "OPEIU") represents 25 of the Company's employees under a collective bargaining agreement that expired on February 29, 2000. The Company anticipates the agreement will be renewed with reasonably similar terms and conditions, extending for a period of 2 years. The Company believes that it has a good relationship with each union.

Item 2. PROPERTIES.

     The Company's headquarters and principal administrative, sales and marketing functions are located in approximately 25,150 square feet of leased space in Greenbelt, Maryland. This lease expires in December 2003. The Company leases office space in sixteen U.S. cities, as well as in Vancouver, British Columbia; Toronto, Ontario; Calgary, Alberta, and Moncton, New Brunswick, and Warwickshire, United Kingdom. Additionally, the Company shares offices with joint venture partner in Mexico City, Mexico. The Company anticipates that additional space will be required as business expands and believes that it will be able to obtain suitable space as needed.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Stock Data: The Company's Common Stock, par value $0.01 per share, commenced trading on the NASDAQ National Market tier of the NASDAQ Stock Market on October 22, 1997, under the symbol "OAOT." As of December 31, 1999, there were 714 record holders of the Company's Common Stock based on information provided by the Company's transfer agent. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Stock.

                                              1999
                                        --------------------
     Quarter                             High         Low
     ----------                         --------------------
     First                              $7.50       $3.25
     Second                              5.13        3.13
     Third                               4.00        2.63
     Fourth                              8.50        3.13

                                              1998
                                        --------------------
     Quarter                             High         Low
     ----------                         --------------------
     First                              $11.81       $7.38
     Second                               9.63        4.50
     Third                                5.25        3.13
     Fourth                               4.63        2.38

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and the balance sheet data as of December 31, 1999, 1998, 1997, 1996 and 1995 have been derived from consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, independent auditors. The Company began its operations in 1993 as a division of OAO Corporation (OAO), was incorporated in March 1996 and was spun off from OAO Corporation in April 1996. In July 1998, the Company acquired OAO Services, Inc. from OAO Corporation.

(In thousands, except per share amounts)                                  For the years ended December 31,
                                                               1999         1998         1997         1996         1995
Statement of Operations Data:                             -------------------------------------------------------------
Revenues                                                  $ 150,162    $ 113,342    $  84,666    $  57,891    $  38,229
Direct costs                                                131,664       97,105       65,882       43,896       28,548
Selling, general and administrative                          16,014       19,100       13,551       10,824        7,338
Restructuring and other charges                                --          3,135         --           --           --
                                                          -------------------------------------------------------------
Income (loss) from operations                                 2,484       (5,998)       5,233        3,171        2,343
Interest and other income (expense), net                        921          619         (453)         (46)        (115)
                                                          -------------------------------------------------------------
Income (loss) before income taxes                             3,405       (5,379)       4,780        3,125        2,228
(Provision) benefit for income taxes                         (1,554)       1,881       (1,912)      (1,315)      (1,139)
                                                          -------------------------------------------------------------
Net income (loss)                                         $   1,851    $  (3,498)   $   2,868    $   1,810    $   1,089
                                                          -------------------------------------------------------------
Net income (loss) per common share:
    Basic (1)                                             $    0.11    $   (0.21)   $    0.27    $    0.18
                                                          =========    =========    =========    =========
    Diluted (1)                                           $    0.11    $   (0.21)   $    0.26    $    0.17
                                                          =========    =========    =========    =========

(In thousands, except per share amounts)                                        As of December 31,
                                                               1999         1998         1997         1996         1995
                                                          -------------------------------------------------------------
Balance Sheet Data:
Working capital                                           $  28,555    $  26,394    $  33,249    $   4,718    $  (1,446)
Total assets                                                 61,355       51,118       50,342       12,828        5,801
Capital lease obligation, including current portion             143          883        1,435          476          251
Stockholders' equity                                         39,622       35,448       38,066        5,840        1,654

(1) See Note 5 to Notes to Consolidated Financial Statements for information concerning calculation of basic and diluted net income per common share

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto found in Item 8 of this Form 10-K. Historical results and percentage relationships among any amounts in these Financial Statements are not necessarily indicative of trends in operating results for any future period.

The statements which are not historical facts contained in this Form 10-K, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes to Consolidated Financial Statements, are forward-looking statements that involve certain risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on key strategic customers, loss of or renegotiation of data center contracts, limited ability to establish new strategic customer relationships, risks associated with fixed-price contracts, competition in the industry, ability to sustain and manage growth, general economic conditions, dependence on key personnel, risks associated with international sales, uncertainties relating to the difficulties of transacting on the internet, integrating solutions, reducing expenses, and transforming the Company's business to internet-centric businesses, and other risks described herein and in the Company's other Securities and Exchange Commission filings.


Overview

The Company is a global  enterprise-wide  integrator of  information  technology
(IT) solutions. The Company provides a wide range of outsourced IT solutions and professional services, including the operation of large-scale service delivery centers and networks, distributed systems management, custom applications software development and maintenance, professional IT services, enterprise application solutions, integration, implementation and training services, web enablement and e-business solutions, and proprietary software solutions for the managed care marketplace. These services are provided through four business lines: Network and Systems Business Solutions; Professional Services; Healthcare IT Solutions, and E-Business Consulting Solutions.

Management intends to reinvest profits from its Network and Systems Business Solutions and Professional Services segments to continue to develop new IT businesses in the E-Business Consulting Solutions and Healthcare IT Solutions business segments. These businesses include e-business application solutions, application service provider services (ASP), custom software application development and maintenance (ADM), and customer relationship management services
(CRM) including license sales, application hosting, and consulting. Company management believes that timely investment in internet-centric businesses and digital technology infrastructure solutions will result in improved long-term stockholder value.

The Company provides Network and Systems Business Solutions, generally on a long-term, fixed-price contractual basis, to strategic customers as part of an IT outsourcing team, providing services to a wide range of end-user customers. The Company's strategic customers include IBM and Compaq with end-user engagements including: Boeing, Ames Department Stores, United Health Care, Campbell Soup, Ryder Systems Corporation, Citibank and others.

For the years ended December 31, 1999, 1998 and 1997 approximately 27.2%, 37.1% and 60.8% of the Company's revenues, respectively, were derived from fixed-price contracts. Fixed-price contracts as a percentage of total Company revenue declined in 1999 compared to 1998 primarily due to the acquisition in July 1998 of OAO Services, Inc., which forms the Company's Professional Services business and which primarily has time and materials contracts. Certain of the Company's fixed-price contracts require the Company to meet certain pre-established levels of service, while achieving certain operating or managerial efficiencies during the course of the engagements. Profitability is generally lower during the early term of the engagements as the Company invests in assuring a smooth start-up and in attaining certain service levels prior to the implementation of productivity improvements. Upon completion of the initial performance phase, the Company initiates activities to increase profitability through improved management practices and the establishment of new technical and operational methodologies.

Professional Services provides information technology personnel primarily on a time and materials basis, that are regularly utilized within engagements to meet short or indefinite term requirements. There are also instances where an engagement has started on a time and materials basis and evolved to a fixed-price basis, as the requirements became sufficiently defined. Professional Services are offered as part of the Company's service offerings to its strategic customers as well as non-strategic customers.

The Company's Healthcare IT Solutions practice provides proprietary managed care software application solutions under software license agreements via its MC400 software. The products are provided on a one-time license fee or a per member per month (PMPM) long-term contractual basis and may include system development, customer service, installation services, training, and ongoing support. In addition, other services may be provided, such as total project management, hardware planning and implementation, and custom programming. MC400 is currently installed at over 50 managed care sites in the United States and the Bahamas.

E-Business Consulting Solutions are generally provided on a time and materials contractual basis. The Company, through its E-Business Consulting Solutions services, provides entire life cycle services for organizations. These services range from initial business process modeling and development, through system installation and implementation. The Company also provides a full suite of continuous support services to help maintain and upgrade these complex, mission-critical systems. The E-Business Consulting Solutions segment is dedicated to implementing and supporting third-party designed software applications and systems sold on a licensed and ASP basis.

The Company focuses its efforts on middle market commercial customers, as well as public sector customers. In support of these efforts, the Company has established strategic relationships with third-party software vendors such as Siebel Systems, NCR, SAP, Compaq and Microsoft. The Company signed a special Value Added Industry Remarketer (VAIR) agreement with Siebel Systems, Inc. This agreement permits OAOT to design, install, resell and host, on an ASP basis, Siebel solutions for commercial and public sector customers in North America and Europe. The Company has also hired teams of Siebel consultants to implement comprehensive CRM solutions.

The Company has experienced substantial growth since its inception, with revenues increasing to $150.2 million in 1999, from $12.1 million in 1993. Engagements which involve new services to existing customers or services to new customers may result in lower margins during the early term of the engagement. The Company has historically experienced margin improvements after the start-up phase of its engagements. In addition, operating results can be affected by the level of the Company's investments in international and other business development activities. The Company believes that its business is not seasonal.

Revenues from two strategic customers were $137.6 million and $102.5 million for the years ended December 31, 1999 and 1998, respectively. The largest strategic customer accounted for 75.7% and 67.0%, and the second largest strategic customer accounted for 15.9% and 23.4% of revenues for the years ended December 31, 1999 and 1998, respectively. The Company has diversified the type of service provided to its strategic customers and expanded the number of strategic customer business units to whom it provides services. For the year ended December 31, 1996, OAOT earned 60.2% of its revenues from data center management services provided to strategic customers. For the year ended December 31, 1999, the Company earned 25.2% of revenues from data center management. A decrease in the revenues or loss of a strategic customer could have a material adverse effect on the Company's business, operating results, and financial condition. There can be no assurance that either strategic customer will renew existing contracts maturing within the next twelve months or continue to engage the Company's services at historical levels, if at all. The termination or non-renewal of a strategic customer's contract by an end-user customer could also have a material adverse effect on the Company's business, operating results, and financial conditions. The Company's data center contracts with a strategic customer are up for renewal during the second half of 2000. Company management believes that OAOT offers the best solution and value to its customers for these services. There can be no assurance that OAOT will win all or any portion of these contracts or that all or any portion of these contracts, if renewed, would continue at historical profitability levels.

While the IT services industry has generally experienced labor shortages and wage inflation in excess of many other industries, the Company's engagements have not been materially affected, primarily due to the Company's practice of retaining the majority of the outsourced personnel. The Company prices its services under these engagements on the basis of the historical cost of the outsourced  function,  managerial  experience,  and its  assessment  of evolving technical factors. The Company also enters into professional services engagements requiring high-demand IT specialists for terms ranging up to 18 months, usually on a time and materials basis. The Company is subject to the same general labor pressures inherent in the IT services industry when performing these engagements and as it expands its services into other internet-centric and technology infrastructure solution businesses. The Company is dependent upon its ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients. In pricing its services under shorter-term engagements, the Company evaluates the existing labor market for IT specialists and the expected duration of the engagement.

The Company often places its employees in the workplace of both its strategic and end-user customers. The Company is therefore exposed to potential liability with respect to actions taken by its employees, such as damages caused by employee errors, misuse of client-proprietary information, or theft of client property. Due to the nature of the Company's potential liability with respect to any such actions, there can be no assurance that any insurance maintained by the Company will be adequate to cover any such liability.


Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of net revenue:

                                                     1999       1998      1997
                                                  ============================
Revenues .......................................    100.0 %    100.0 %   100.0 %
Direct Costs ...................................     87.7       85.7      77.8
Selling, general and administrative expense ....     10.7       16.9      16.0
Restructuring and other charges ................     --          2.7      --
                                                  ----------------------------
Income (loss) from operations ..................      1.6       (5.3)      6.2
Interest and other income (expense) net ........      0.6        0.5      (0.5)
                                                  ----------------------------
     Income (loss) before income taxes .........      2.2       (4.8)      5.7
(Provision) benefit for income taxes ...........     (1.0)       1.7      (2.3)
                                                  ----------------------------
     Net income (loss) .........................      1.2%      (3.1)%     3.4%
                                                  ============================


Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

Revenues

The Company's revenues increased $36.9 million or 33% to $150.2 million for the year ended December 31, 1999, compared to $113.3 million for the same prior year period. The increase is primarily due to increased Professional Services revenues from the acquisition of OAO Services, Inc. in July 1998. Revenue growth was also achieved within the newer Company businesses (E-Business Consulting Solutions and Healthcare IT Solutions segments). These improved revenues were offset by lower revenues in the Network and Systems Business Solutions segment.

Revenues from Professional Services increased to $64.1 million for the year ended December 31, 1999 from $30.5 million for 1998. The increase in revenues is due to owning OAO Services, Inc. for the entire year in 1999 as compared to approximately six months in 1998.

Revenues for the newer business segments of E-Business Consulting Solutions and Healthcare IT Solutions increased $9.5 million to $18.9 million, or 101% for the year ended December 31, 1999 versus $9.4 million for the year ended December 31, 1998. The revenues increase in the E-Business Consulting Solutions segment was due primarily to the ADM and CRM practices. ADM revenues increased $3.1 million to $4.6 million. The improvement is due to increased work performed in our Moncton, Canada e-business software solutions center. Revenues also increased due to expansion of the CRM consulting practice, which is a new service offered in 1999.

Revenues for the Healthcare IT Solutions segment increased $4.5 million, or 74%, to $10.6 million for the year ended December 31, 1999 versus $6.1 million for the year ended December 31, 1998. This segment is comprised primarily of the Company's proprietary healthcare software applications solutions business. Healthcare solutions revenues increased due to a greater number of MC400 installation projects which increased consulting and implementation revenues. License revenues declined due to a shift to an ASP type service priced on a per member per month (PMPM) basis to its clients, versus a one-time license fee. Management expects that PMPM type product sales will increase as a percentage of the business, which will allow the healthcare software applications business to increase its recurring revenues and expand its customer base to small and medium size healthcare membership plans.

Revenues from Network and Systems Business Solutions declined $6.4 million to $67.1 million for the year ended December 31, 1999 from $73.5 million for the year ended December 31, 1998. Revenues increased $2.9 million due to the acquisition of OAO/ICOR UK Ltd. in the United Kingdom in April 1999. However, this revenue gain was offset by revenue decreases resulting from reductions in the amount of work, including work order projects, head count downsizing on continuing projects due to automation, consolidation of sites, insourcing (where Company functions were transferred back to internal customer personnel) and elimination of revenues on smaller, non-recurring projects with strategic customers. The Company discontinued services on work order projects in the fourth quarter of 1999. Work order projects are low margin, short-term fixed-fee engagements, which comprised a declining portion of total Company revenues. Total work order revenues were $1.5 million and $2.4 million for the years ended December 31, 1999 and 1998, respectively. Revenues could be adversely affected should OAOT's contracts for data center management not be renewed in 2000.


Direct Costs

The Company's direct costs increased 35.6% to $131.7 million for the year ended December 31, 1999, from $97.1 million. As a percentage of revenues, direct costs increased to 87.7% for the year ended 1999 versus 85.7% for the year ended 1998. The increase in direct costs and increase in direct costs as a percentage of revenues is primarily due to OAOT increasing its investment by $2 million to $4.8 million to develop its newer business within its E-Business Consulting Solutions segment in 1999. The businesses include ADM and CRM and e-business consulting services.

Direct costs increased in the Healthcare IT Solutions segment due to increased marketing and training costs incurred to support ASP based sales and to build the infrastructure to support increased sales.

Direct costs within the ADM business increased $4.4 million to $7.2 million for the year ended December 31, 1999. The increase is due to start-up costs on its IBM Global Services/AT&T contract that include employee training, travel, relocation, recruitment fees and commissions incurred to place a programmer on the project. E-Business Consulting Solutions costs increased due to training and recruiting of professional consultants and management, and marketing and product development costs incurred to establish and grow the newer businesses.

Direct costs increased proportionally to revenues in the Company's Network and Systems Business Solutions and Professional Services businesses for the year ended December 31, 1999 from the year ended December 31, 1998.


Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.0 million and $19.1 million for the years ended December 31, 1999 and 1998, respectively. The 1998 amount included $4.2 million of provision for uncollectible accounts receivable.

OAOT's selling, general and administrative expenses declined as a percentage of revenues for the year ended December 31, 1999 to 10.7% compared to 16.9% for 1998. The decline in selling, general and administrative expenses as a percentage of revenues is due to OAOT leveraging its overhead structure as revenues increased by reducing the cost of outside consultants, administrative programs, and administrative infrastructure. The Company expects selling, general and administrative expenses to increase in absolute dollars and as a percentage of revenues as it continues to expand its sales and marketing expenditures to penetrate new markets and expand its client base.


Interest and Other Income and Provisions for Income Taxes

Interest income increased primarily due to a higher amount of invested cash and interest earned on a note receivable from OAO Corporation.

The effective tax rate increased to 45.6% in 1999 versus a 35% income tax benefit in 1998. In 1999, the effective tax rate included income taxes in foreign countries where the income tax rate is higher than in the United States. In 1998, the Company had the benefit of losses in the United States, only.


Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

Revenues

The Company's revenues increased 33.8% to $113.3 million for the year ended December 31, 1998, from $84.7 million for the year ended December 31, 1997. This increase was primarily due to increased revenues as a result of acquisitions.

Revenues from Network and Systems Business Solutions (formerly Managed Services) decreased 4.2% to $73.5 million for the year ended December 31, 1998 from $76.7 million for the year ended December 31, 1997. This decrease is due to the expiration of several significant contracts and strategic customer pricing pressures.

Revenues from Professional Services (formerly Staff Augmentation) was $30.5 million for the year ended December 31, 1998. In July 1998, the Company acquired certain assets of OAO Services, Inc. in a cash purchase transaction. The acquisition has been accounted for under the purchase method of accounting, thus the results of operations of the acquired company have been included in the consolidated financial statements from the date of acquisition. Prior to the acquisition, OAO Services, Inc. had revenues of $29.3 million and $65.8 million for the six months ended June 30, 1998 and twelve months ended December 31, 1997.

E-Business Consulting Solutions (formerly ERP) revenues were $3.3 million for the year ended December 31, 1998. E-Business Consulting Solutions is a new business segment formed by two acquisitions. The Company also initiated ADM services in 1998 that generated revenues of approximately $1.5 million. In April 1998, the Company acquired certain assets of DHR Technologies, Inc. (DHR) for approximately $1.1 million in cash. DHR, a Maryland-based information technology services company and software developer, provides technical services in a variety of disciplines, including object-oriented software engineering; World Wide Web/multi-media applications; training and consulting; and maintenance engineering. Effective November 1, 1998, the Company acquired Enterprise Technologies Group, Inc. (ETG). Pursuant to the agreement, ETG shareholders exchanged all the issued and outstanding stock of ETG consisting of 1,000 shares of Common Stock, par value $.10 per share into 222,222 shares of Common Stock, par value $.01 per share of the Company. The ETG stockholders were granted certain "piggyback" registration rights whereby under certain circumstances, and subject to certain conditions, they may include these shares of OAOT Common Stock in any registration of shares of OAOT Common Stock. The Company, prior to the merger, provided ETG interest free advances totaling approximately $216,000. Additionally, at closing, the Company repaid ETG's stockholders' loans of $109,000.

Revenues from the Healthcare IT Solutions service line increased 60.5% to $6.1 million for the year ended December 31, 1998, from $3.8 million for the year ended December 31, 1997. The increase in revenues was attributable to the Company's subsidiary, OAO HealthCare Solutions. OAO HealthCare Solutions sells the MC400 software package and was acquired by the Company in November 1997.

Direct Costs

The Company's direct costs increased by 47.3% to $97.1 million for the year ended December 31, 1998, from $65.9 million for the year ended December 31, 1997. As a percentage of revenues, direct costs increased to 85.7% for the year ended December 31, 1998, from 77.8% for the year ended December 31, 1997. The Company attributes this increase to increased costs associated with the establishment and development of its newer businesses in ADM, E-Business Consulting Solutions, and Healthcare IT Solutions service offerings.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 40.4% to $19.1 million for the year ended December 31, 1998, from $13.6 million for the year ended December 31, 1997. As a percentage of revenues these costs increased to 16.9% for the year ended December 31, 1998 from 16.0% for the year ended December 31, 1997, primarily due to provisions for uncollectible accounts receivable of approximately $4.2 million recorded during 1998. The Company intends to continue building its marketing, financial and administrative infrastructure to enable it to support its growth opportunities.


Restructuring and Other Charges

During 1998, in connection with management plans to reduce costs and improve operating efficiencies, the Company recorded pre-tax restructuring charges of approximately $1,035,000. The restructuring costs relate primarily to involuntary employee termination benefits. Employee termination benefits include severance, wage continuation, outplacement services, and other benefits. All of the terminated employees were notified of their termination and the terms and conditions of their severance in writing. Although some of the severance payments were made in equal semi-monthly amounts up to a twelve-month period of time, the terminated employees are not obligated to provide any services after their date of termination.

During 1997, the Company began implementation of an enterprise-wide financial management project. The program included modules for general ledger, accounts receivable, accounts payable, project accounting, and human resources. During the third quarter of 1998, due to significant cost overruns and project definition changes, the Company hired an outside consultant to review the status of this project. Based on this review, the Company has abandoned the majority of the original software modules and the related implementation costs. Except for the human resources module, none of the remaining modules had been implemented, and all the related implementation software documentation for these abandoned modules has been discarded. As a result, the Company recorded a write-off of approximately $2.1 million related to this abandonment.

Interest Expense and Provision for Income Taxes

Interest expense was not material in either year as the Company satisfied its working capital needs through cash generated from operations and the initial public offering in 1997. The effective tax rate decreased to 35.0 % benefit in 1998 from a 40.0% provision in 1997.


Liquidity and Capital Resources

Cash and cash equivalents were $13.1 million as of December 31, 1999, and $9.6 million as of December 31, 1998. Cash provided by operations was $6.9 million for the year ended December 31, 1999 versus a use of $3.2 million for the year ended December 31, 1998. Cash provided by operations for the year ended December 31, 1999 was primarily generated from OAOT's business segments of Network and Systems Business Solutions and Professional Services, improved collections of accounts receivable, and cash management. These increased cash flows were used to fund the Company's newer Healthcare IT Solutions and E-Business Consulting Solutions business segments, including its ADM business. Cash was also used to acquire the unowned portion of OAO/ICOR UK Ltd. from the Company's joint venture partner, and the acquisition of a patient and disease management software system for resale with OAOT's MC400 system.

Cash was used by operations for the year ended December 31, 1998, due to an increase in income tax receivable as well as decreases in accounts payable and accounts receivable. Additional cash was used in investing activities for the year ended December 31, 1998, primarily to acquire OAO Services, Inc. (now part of Professional Services) and DHR Technologies, Inc. (now part of E-Business Consulting Solutions). The Company's business operations are not capital intensive, and expenditures in any given year are ordinarily not significant. However, the Company expects to continue to invest in the operations of its newer business segments including E-Business Consulting Solutions and Healthcare IT Solutions for projects including ADM and enhancement of its ASP product during 2000. The Company will also invest in sales and marketing as it develops its demand generation capabilities for these newer business services. Such costs will continue to be expensed as incurred and represent significant use of future cash which is expected to be funded from Company operations and available cash.

The Company entered into a $35 million combined revolving credit and term loan agreement (the "Agreement") with Bank of America on June 30, 1999. The Agreement provides a revolving line of credit "Revolver" in the amount of $15 million that matures on May 31, 2002. The Revolver provides for a commitment fee of 0.30% to 0.50% of the unused balance and interest at the prime rate or, at the Company's option, at LIBOR plus a 1.75% to 2.5% risk adjusted premium. The term loan facility, in the amount of $20 million, matures on May 31, 2001. The term loan facility provides for a draw fee of 0.50% payable when drawn upon and interest at LIBOR plus a risk adjusted premium. Borrowings under the Agreement are limited to a multiple of earnings  before  interest,  taxes,  depreciation,  and amortization (EBITDA). However, the Company may convert, at its option, the Revolver portion of the Agreement into an asset-based loan whose borrowing availability would be a percentage of eligible billed and unbilled receivables. The Agreement also requires maintenance of certain financial covenants, prohibits the payment of dividends among the restrictions, and replaces the Company's Revolving Credit Agreement with another commercial bank. There were no borrowings outstanding under this or its predecessor Agreement as of December 1999 or 1998.

The Company currently anticipates that its existing cash balances as well as cash generated from operations will be sufficient to satisfy its operating cash needs for the foreseeable future. The Company has announced an acquisition program as part of its strategy to accelerate revenues and earnings growth. The Company expects to use bank credit to leverage the Company's financial position. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities. No assurance can be given, however, that such additional debt or equity financing will be available to the Company on terms and conditions acceptable to the Company, if at all.

Impact of the Year 2000 "Y2K" Issue

The Company surveyed and remediated where necessary all of its business and mission-critical systems among other procedures and tests, as part of its Y2K planning process.

The total incremental cost of replacement systems and Y2K contingency planning was estimated at $100,000. As of March 6, 2000, the Company had not experienced any significant Y2K related disruptions.


Item 7.a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts business in foreign countries, primarily Canada and the United Kingdom. Foreign currency transaction gains and losses were not material to the Company's results of operations for the year ended December 31, 1999 and 1998. The Company believes its foreign currency risk is related primarily to the difference between amounts the Company receives and disburses in Canada in U.S. Dollars from U.S. dollar denominated contracts. The Company does not expect the amount of foreign currency risk to be material in the future. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of OAO Technology Solutions, Inc. and Subsidiaries are filed as part of this form 10-K.

Index to Financial Statements and Schedule                                                       Page
------------------------------------------                                                       ----

Financial Statements:

       Independent Auditors' Report...........................................................    24

       Consolidated Statements of Operations and Comprehensive Income for the years ended
           December 31, 1999, 1998, and 1997..................................................    25

       Consolidated Balance Sheets as of December 31, 1999 and 1998...........................    26

       Consolidated Statements of Cash Flows for the years ended December 31, 1999,
             1998 and 1997....................................................................    27

       Consolidated Statements of Stockholders' Equity for the years ended December 31,
             1999, 1998 and 1997..............................................................    28

       Notes to Consolidated Financial Statements.............................................    29

Schedule:

       Schedule II - Valuation and Qualifying Accounts........................................    45


     Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of OAO Technology Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of OAO Technology Solutions, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule on page 45. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examination, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OAO Technology Solutions, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.



Deloitte & Touche LLP
McLean, VA
February 9, 2000

                         OAO TECHNOLOGY SOLUTIONS, INC.
         Consolidated Statements of Operations and Comprehensive Income
                (Dollars in thousands, except per share amounts)

                                                    For the years ended December 31,
                                                 -----------------------------------
                                                   1999         1998          1997
                                                 -----------------------------------
Revenues                                         $ 150,162    $ 113,342    $  84,666
Direct costs                                       131,664       97,105       65,882
Selling, general and administrative                 16,014       19,100       13,551
Restructuring and other charges                         --        3,135           --
                                                 -----------------------------------
Income (loss) from operations                        2,484       (5,998)       5,233
Interest and other income (expense), net               921          619         (453)
                                                 -----------------------------------
Income (loss) before income taxes                    3,405       (5,379)       4,780
(Provision) benefit for income taxes                (1,554)       1,881       (1,912)
                                                 -----------------------------------
Net income (loss)                                    1,851       (3,498)       2,868
Other comprehensive income (loss) :
    Foreign currency translation adjustment            186         (435)          --
                                                 -----------------------------------
Comprehensive income (loss)                      $   2,037    $  (3,933)   $   2,868
                                                 -----------------------------------

Net income (loss) per common share:
    Basic                                        $    0.11    $   (0.21)   $    0.27
                                                 -----------------------------------
    Diluted                                      $    0.11    $   (0.21)   $    0.26
                                                 -----------------------------------

Weighted average number
 of shares outstanding:
    Basic                                           16,856       16,434       10,598
                                                 -----------------------------------
    Diluted                                         17,362       16,434       11,202
                                                 -----------------------------------

    The accompanying notes are an integral part of the consolidated financial statements.

                          OAO TECHNOLOGY SOLUTIONS, INC
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                            December 31,
                                                                        --------------------
                                                                          1999        1998
                                                                        --------------------
ASSETS
Current assets:
    Cash and cash equivalents                                           $ 13,142    $  9,615
    Accounts receivable
      Billed, net of allowance of $1,014 and $959, respectively           21,066      15,458
      Unbilled, net of allowance of $493 and $710, respectively            5,059      11,082
                                                                        --------------------
                                                                          26,125      26,540
    Note receivable - OAO Corporation                                      2,520       2,520
    Deferred income taxes                                                  1,031       1,136
    Income tax receivable                                                    934       1,337
    Other current assets                                                   6,447         469
                                                                        --------------------
      Total current assets                                                50,199      41,617
Property and equipment, net                                                4,387       4,007
Purchased and developed computer software for sale, net                    1,596          --
Deposits and other assets                                                    192         455
Goodwill                                                                   4,981       5,039
                                                                        --------------------
      Total assets                                                      $ 61,355    $ 51,118
                                                                        ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $  8,470    $  6,481
    Accrued expenses                                                      11,718       7,761
    Income taxes payable                                                     605          --
    Unearned revenue                                                         797         545
    Current portion of capital lease obligations                              54         436
                                                                        --------------------
      Total current liabilities                                           21,644      15,223

Capital lease obligations, net of current portion                             89         447
Commitments and contingencies

Stockholders' equity :
    Preferred stock, par $.01 per share, 10,000,000 shares authorized
      none issued and outstanding                                             --          --
    Common stock, par $.01 per share, 50,000,000 shares authorized;
      18,101,124 and 16,694,060 shares issued and outstanding
      at December 31, 1999 and 1998, respectively                            181         167
    Additional paid-in capital                                            40,743      35,729
    Deferred compensation                                                   (131)       (173)
    Accumulated other comprehensive loss                                    (249)       (435)
    Shareholders' receivable                                              (2,933)         --
    Retained earnings                                                      2,011         160
                                                                        ====================
      Total stockholders' equity                                          39,622      35,448
                                                                        ====================
      Total liabilities and stockholders' equity                        $ 61,355    $ 51,118
                                                                        ====================

     The accompanying notes are in integral part of these consolidated financial statements.

                          OAO TECHNOLOGY SOLUTIONS, INC
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                         For the years ended December 31,
                                                                        ---------------------------------
                                                                            1999        1998        1997
                                                                        ---------------------------------
Cash Flows from Operating Activities:
    Net income (loss)                                                   $  1,851    $ (3,498)   $  2,868
    Adjustment to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                        2,164       1,248         413
      Asset abandonment costs                                                 --       2,100          --
      Deferred income taxes                                                  105      (1,136)        466
    Change in assets and liabilities, net of effects of acquisitions:
      Accounts receivable, net                                               589       5,471     (11,406)
      Income tax receivable                                                  403      (1,337)         --
      Other current assets                                                (3,243)        189        (545)
      Deposits and other assets                                              (76)        328        (765)
      Accounts payable                                                     2,274      (6,841)      2,014
      Accrued expenses                                                     2,009         652       2,039
      Unearned revenue                                                       252         166        (552)
      Income taxes payable                                                   605        (591)        336
                                                                        ---------------------------------
        Net cash provided by (used in) operating activities                6,933      (3,249)     (5,132)
                                                                        ---------------------------------

Cash Flows from Investing Activities:
    Cash paid for the acquisition of OAO/ICOR UK Ltd.                       (141)         --          --
    Cash paid for the acquisition of OAO Services, Inc.                     (148)     (2,195)         --
    Payment on OAO Services debt agreement                                    --      (3,465)         --
    Cash paid for the acquisition of DHR Technologies, Inc.                   --        (938)         --
    Cash received in the acquisition of ETG                                   --          28          --
    Cash paid for the acquisition of OAO HealthCare Solutions, Inc.           --          --        (398)
    Expenditures for property and equipment                               (3,389)     (2,233)     (1,969)
                                                                        =================================
        Net cash used in investing activities                             (3,678)     (8,803)     (2,367)
                                                                        ---------------------------------

Cash Flows from Financing Activities:
    Borrowings under revolving credit agreement                               --          --       6,800
    Proceeds from the sale of common stock, net                            1,277         298      29,339
    Payments on credit agreements                                             --          --      (6,800)
    Receipt of stockholders' receivable                                       --         133          --
    Payments on capital lease obligations                                   (740)       (552)       (495)
    Payments on notes payable                                                 --        (378)         --
                                                                        ---------------------------------
         Net cash provided by (used in) financing activities                 537        (499)     28,844
                                                                        =================================
Effect of exchange rate changes on cash                                     (265)        (55)         --
Net increase (decrease) in cash and cash equivalents                       3,527     (12,606)     21,345
Cash and cash equivalents, beginning of period                             9,615      22,221         876
                                                                        =================================
Cash and cash equivalents, end of period                                $ 13,142    $  9,615    $ 22,221
                                                                        =================================

     The accompanying notes are an integral part of these consolidated financial statements.

                          OAO TECHNOLOGY SOLUTIONS, INC
                 Consolidated Statement of Stockholders' Equity
                        (Dollars and Shares in thousands)

                For the years ended December 31, 1999, 1998 ,1997

                                                                                 Accumulated
                                       Common Stock    Additional                  Other                                  Total
                                    -----------------   Paid-in     Deferred   Comprehensive  Stockholders'  Retained  Stockholders'
                                    Shares     Amount   Capital   Compensation     (loss)      Receivable    Earnings     Equity

Balance, January 1, 1997            10,000   $   100   $  4,950   $       --   $      --         $    --     $    790  $    5,840
Net income                              --        --         --           --          --              --        2,868       2,868
Exercise of stock options               50         1         99           --          --              --           --         100
Sale of common stock                 6,235        62     29,310           --          --            (133)          --      29,239
Option grants to non-employees          --        --         95          (95)         --              --           --          --
Amortization of
    deferred compensation               --        --         --           19          --              --           --          19
                                  -----------------------------------------------------------------------------------------------
Balance, December 31, 1997          16,285       163     34,454          (76)         --            (133)       3,658      38,066
                                  ===============================================================================================
Net loss                                --        --         --           --          --              --       (3,498)     (3,498)
Exercise of stock options              187         2        489           --          --              --           --         491
Amortization of
    deferred compensation               --        --         --           30          --              --           --          30
Shares issued for the
    acquisition of ETG                 222         2        852           --          --              --           --         854
Options grants to non-employees         --        --        127         (127)         --              --           --          --
Payment of stockholders receivable      --        --         --           --          --             133           --         133
Foreign currency
    translation adjustment              --        --         --           --        (435)             --           --        (435)
Costs associated with sale
    of common stock                     --        --       (193)          --          --              --           --        (193)

                                  -----------------------------------------------------------------------------------------------
Balance, December 31, 1998          16,694       167     35,729         (173)       (435)             --          160      35,448
                                  ===============================================================================================
Net income                              --        --         --           --          --              --        1,851       1,851
Exercise of stock options              219         2        547           --          --              --           --         549
Tax benefit related to
    exercise of stock options           --        --        101           --          --              --           --         101
Amortization of
    deferred compensation               --        --         --           42          --              --           --          42
Shares issued for
    employee stock purchase plan       210         2        575           --          --              --           --         577
Shares issued for note receivable      750         8      2,925           --          --          (2,933)          --          --
Shares issued to vendor                228         2        816           --          --              --           --         818
Foreign currency
    translation adjustment              --        --         --           --         186              --           --         186
Refund of costs associated
    with sale of common stock           --        --         50           --          --              --           --          50
                                  -----------------------------------------------------------------------------------------------
Balance, December 31, 1999          18,101   $   181   $ 40,743   $     (131)   $   (249)        $(2,933)    $  2,011  $   39,622
                                  ===============================================================================================

     The accompanying notes are in integral part of these consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.

                    NOTES TO CONSOLIDATE FINANCIAL STATEMENTS

1.   Description of Company and Corporate Organization

OAO Technology Solutions, Inc. (the "Company" or "OAOT") is a global enterprise-wide integrator of information technology solutions. The Company, along with its wholly owned subsidiaries, provides a wide range of outsourced information technology solutions and professional services. These services include the operation of large-scale service delivery centers and networks; distributed systems management; custom applications software development and maintenance; professional IT services; enterprise application solutions, integration, implementation and training services; web enablement and e-business solutions; and proprietary software solutions for the managed care marketplace. These services are provided through four business lines: Network and Systems Business Solutions, Professional Services, Healthcare IT Solutions, and E-Business Consulting Solutions.


2.   Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OAO Technology Solutions, Inc. and its wholly owned subsidiaries: OAO Systems, Inc.; OAO HealthCare Solutions, Inc.; OAO Services, Inc.; Enterprise Technology Group, Inc.(ETG); OAO Canada Limited.; Canadian Network Resources, Ltd.; Canadian Resource Management, Ltd.; OAO Technology Solutions de Mexico, S.A. de C.V.; OAO/ICOR do Brasil Ltda.; and OAO/ICOR UK Ltd. All accounts of non-U.S. subsidiaries have been translated into U.S. dollars and are included in the consolidated financial statements. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company provides services under contracts, primarily to large commercial customers. Service revenues are generally recognized ratably over the period of the related contract. Revenue for fixed-price contracts is recorded on the basis of the estimated percentage of completion, based on costs incurred as compared to estimated costs at completion of the services rendered. Revenues under time-and-materials contracts are recorded at the contracted rates times the labor hours plus other direct costs as they are incurred. Losses, if any, on all contracts are recognized as soon as they become known.

The Company accounts for software revenues in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition" and SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." Revenues earned under software license agreements with end-users are recognized when the software has been delivered and accepted by the customer, persuasive evidence of a contractual arrangement exists, the Company's fee is fixed or determinable, and collectibility is probable.

Maintenance and support revenues are recognized ratably over the term of the related agreements, which range from one to five years. Revenues from consulting services under time and materials contracts and for training are recognized as services are performed.

Cash and Cash Equivalents

The Company considers all securities with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 1999 and 1998, the Company's cash equivalents consisted of overnight reverse repurchase agreements and demand deposits.

Property and Equipment

Property and equipment are recorded at cost. The cost of office furniture, computer and office equipment, and purchased software is depreciated from the date of installation using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Included in property and equipment are leasehold improvements and leased equipment, which are amortized using the straight-line method over the shorter of their estimated useful lives or the term of the related leases. Software development costs incurred for products to be used internally are capitalized and are amortized on a straight-line basis over five years.

Purchased and Developed Software Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing have been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Purchased and developed software costs are amortized based on current and future revenue for each product with annual minimum amortization equal to the straight-line amortization over the remaining estimated economic life of the product. Amortization of such costs were $86,000 in 1999 and $0 in 1998.

Unearned Revenue

Unearned revenue at December 31, 1999 and 1998 represents prepayment for purchases of services that had not been rendered as of the respective dates.

Income Taxes

The provision for income taxes includes Federal, state and foreign income taxes currently payable plus the net change during the year in the deferred tax liability or asset. The current or deferred tax consequences of all events that have been recognized in the financial statements are measured based on provisions of enacted tax law to determine the amount of taxes payable or refundable in future periods.

Foreign Currency Translation

The assets and liabilities of the Company's foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. Translation gains or losses are included as a component of stockholders' equity.

Use of Estimates

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

Evaluation of Long-Lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluates the potential impairment of long-lived assets, including goodwill, based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Management believes no material impairment of these assets exists at December 31, 1999.

Concentration of Risk

The Company has two strategic customers. One strategic customer accounted for 75.7%, 67.0% and 66.2%, and the other accounted for 15.9%, 23.4% and 24.1%, of
total  revenues  for  the  years  ended  December  31,  1999,   1998  and  1997,
respectively.

Financial instruments that potentially subject the Company to concentration of credit risk principally consist of accounts receivable and cash equivalents. The Company's two largest strategic customers accounted for approximately 61.9% and 22.1%, respectively, of accounts receivable as of December 31, 1999 and 53.7% and 30.7%, respectively, as of December 31, 1998. The Company did not have any other customers with balances in excess of 10.0% of accounts receivable as of December 31, 1999 and 1998, respectively. The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support customer receivables.

The Company has investments in overnight reverse repurchase agreements with a commercial bank. As of December 31, 1999 and 1998, the Company had invested approximately $8.5 and $6.0 million in overnight reverse repurchase agreements with this bank. The bank provides underlying collateral consisting of U.S. government securities which fully secures the carrying value of the reverse repurchase agreements. Because the transactions are entered into and settled daily, management believes that the risk of market value impairment on a given day is nominal.

Stock-Based Compensation

The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under this Statement, the Company continues to follow the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issue to Employees" for the recognition and measurement of employee stock-based compensation and, therefore, provides only the disclosures required under SFAS No. 123. Using the intrinsic method prescribed in APB Opinion No. 25, compensation costs are measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation.


3. Supplemental Disclosure of Cash Flow Information

                                                                         For the years ended
(Amounts in thousands)                                                       December 31,
                                                                      ------------------------
                                                                        1999     1998     1997
                                                                      ------------------------
Cash paid during the year for:
    Interest                                                          $   52   $  135   $  176
    Income taxes                                                       1,494    1,180      884

Supplemental noncash investing and financing activities:
    Capital asset and lease obligation additions                      $   --   $   --   $1,454
    Fair value of stock issued  to vendor                              2,288       --       --
    Fair value of stock issued for note receivable from stockholder    2,933       --       --

4. Acquisitions

OAO/ICOR UK Ltd. Acquisition

On May 27, 1999 the Company acquired the remaining 50% of the outstanding capital stock of OAO/ICOR UK Ltd. not already owned by the Company from Capita Business Services Limited, a registered English & Wales company. The Company paid $161,900 for the outstanding capital stock and $526,200 as repayment to Capita Business Services Limited for amounts due from OAO/ICOR UK Ltd. The acquisition was accounted for under the purchase method of accounting and the Company has included the results of operations of OAO/ICOR UK Ltd. as a consolidated  entity from the effective  date of the  acquisition.  The purchase resulted in an excess of purchase price over net assets acquired of approximately $501,000, which is being amortized on a straight-line basis over seven years. The Company previously used the equity method of accounting for the results of operations prior to this acquisition. Pro forma information related to this acquisition is not included herein as the acquisition was not material.

ETG, INC. Acquisition

Effective November 1, 1998, the Company entered into an agreement and plan of merger with ETG Acquisition Corporation, a wholly owned subsidiary of the Company with Enterprise Technology Group, Inc., a Delaware corporation (ETG) and ETG's three stockholders. In accordance with the agreement, ETG was merged with ETG Acquisition Corporation, with ETG Acquisition Corporation continuing on as the surviving corporation. By virtue of merger, the name of the surviving corporation was changed to Enterprise Technology Group, Inc. In January 2000 Enterprise Technology Group, Inc. was merged into OAO Technology Solutions, Inc.

Pursuant to the agreement and plan of merger the ETG stockholders exchanged all of the issued and outstanding stock of ETG, consisting of 1,000 shares of common stock, par value $.10 per share, for 222,222 shares of common stock, par value $.01 per share of the Company. The ETG stockholders were granted certain "piggy-back" registration rights whereby under certain circumstances, and subject to certain conditions, they may include these shares of OAOT common stock in any registration of shares of OAOT common stock. The Company's Chief Executive Officer was one of the ETG selling stockholders, and exchanged 500 shares of ETG common stock he owned for 111,111 shares of the Company's common stock. The Company, prior to the merger, provided ETG interest free advances totally approximately $216,000. Additionally at closing, the Company repaid ETG's stockholder loans of approximately $109,000.

The acquisition has been accounted for under the purchase method of accounting, thus the results of operations of the acquired company have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on the fair value of the assets acquired, including approximately $28,000 of cash, and the liabilities assumed at the date of acquisition. The purchase results in an excess of purchase price over net assets acquired of approximately $1.0 million, which is being amortized on a straight-line basis over seven years. Pro forma information related to this acquisition is not included herein as the acquisition was not material.

OAO Services, Inc. Acquisition

On July 24, 1998, the Company completed the acquisition of all of the outstanding capital stock of OAO Services, Inc., pursuant to a Stock Purchase Agreement dated July 24, 1998 among OAO Services, Inc., the Company, OAO and an individual stockholder (the individual stockholder together with OAO, the "Stockholders"). The acquisition was effective as of July 1, 1998.

Pursuant to the terms of the Stock Purchase Agreement, the purchase price payable by the Company to the Stockholders in connection with the acquisition included (i) cash in the amount of $2,305,000, subject to certain purchase price adjustments, (ii) the payment by OAOT to the bank of $4,561,000 for the retirement of outstanding debt under a financing agreement (of this amount, $3,465,611 is a retirement of the portion of the debt allocated to the Company, with the remainder being a payment of the balance allocated to OAO), and (iii) earn-out payments to the Stockholders in amounts equal to 10% of OAOT's pre-tax profit.

Under the terms of the Company's acquisition of OAO Services, Inc. from OAO and another stockholder of OAO Services, Inc., the Company is required to make earn-out payments in amounts equal to 10% of the Company's pre-tax profit in excess, if any, of $2 million subject to increases, for the three years ended December 31, 1999, 2000 and 2001. The aggregate earn-out payments shall not exceed $5 million. For the year ended December 31, 1999, the Company recognized $148,000 of earn-out payments due to OAO and the other stockholder. The amounts earned under this agreement increase the amount of goodwill recognized by this transaction.

Also on July 24, 1998, in connection with the acquisition of OAO Services, Inc. OAOT entered into an Administrative Services Agreement with OAO, under which OAO will provide OAO Services, Inc. with administrative support services through the earlier of the date that OAOT determines, at its sole discretion, that it no longer requires such services, or December 31, 1998. During the twelve-month period ended December 31, 1998, the Company incurred $364,000 of costs under this agreement.

Also, in connection with its purchase of OAO Services, Inc. from OAO, the Company loaned OAO approximately $2.5 million. The Company entered into a promissory note from OAO for this amount bearing interest at prime plus 2.0% due December 1, 1999. In December 1999, the Company and OAO modified the terms of the note to a demand note with an increased interest rate of prime plus 2.5% payable quarterly. The note has quarterly principal payments until demand. All other terms remain substantially unchanged. The Vice Chairman of the Board of Directors of the Company, and owner of approximately 18% of the outstanding shares of common stock of the Company has pledged as security approximately 1.3 million shares of Company stock.

The total purchase price of $2,305,000 consisted of a cash payment of $2,195,000 and other non-cash consideration of $110,000. The acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of OAO Services, Inc. have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated to the net assets and liabilities acquired based on their estimated fair values at the date of acquisition.

The purchase resulted in an excess of purchase price over net assets acquired of approximately $2.3 million, which is being amortized on a straight-line basis over ten years.

The unaudited pro forma information for the periods set forth below give effect to the OAO Services, Inc. acquisition as if it had occurred at the beginning of each period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time (unaudited, dollars in thousands).

                                        For the years ended December 31,
                                               1998               1997
                                        ------------------------------

Revenue                                 $   142,140        $   146,312

Net (loss) income                            (2,986)             3,018

Basic (loss) earnings per share               (0.18)              0.28

Diluted (loss) earnings per share             (0.18)              0.27


DHR Technologies Acquisition

On April 2, 1998, the Company acquired certain assets and liabilities of DHR Technologies, Inc. (DHR) for approximately $1.1 million in cash. DHR, a Maryland-based information technology services company and software developer, provided technical services in a variety of disciplines, including object-oriented software engineering; World Wide Web/multimedia applications; training and consulting; and maintenance engineering. The acquisition has been accounted for under the purchase method of accounting; thus, the results of operations of the acquired company have been included in the consolidated financial statement from the date of acquisition. The purchase price was allocated based on the fair value of the assets acquired, including among other assets, cash of approximately $162,000, and the liabilities assumed at the date of acquisition. The purchase resulted in an excess of purchase price over net liabilities acquired of approximately $1.5 million, which is being amortized on a straight-line basis over seven years. Pro forma information related to this acquisition is not included herein as the acquisition was not material.

OAO HealthCare Solutions, Inc. Acquisition

In November 1997, the Company acquired certain assets of UniHealth Investment Company, a division of UniHealth, Inc., for approximately $398,000 in cash. This division produces a software product named MC400, which assists managed care organizations in the administration of benefits structures and provider contracts. This acquisition has been accounted for under the purchase method of accounting, and accordingly, the results of operations of the acquired division have been included in the consolidated financial statements from the date of acquisition. The purchase price was allocated based on the fair value of the acquired assets and assumed liabilities at the date of acquisition. The purchase resulted in an excess of purchase price over net assets acquired of approximately $340,000, which is being amortized on a straight-line basis over seven years. Pro forma information related to this acquisition is not included herein as the acquisition was not material.


5. Net Income Per Common Share

(Dollars in thousands, except per share amounts)                            For the years ended December 31,
                                                                     ===============================================
                                                                       1999               1998                1997
                                                                     -----------------------------------------------
Basic Earnings (loss) Per Share
    Net income (loss)                                                $  1,851           $ (3,498)           $  2,868
    Weighted average number of shares                                  16,856             16,434              10,598
                                                                     -----------------------------------------------
    Basic earnings (loss) per share                                  $   0.11           $  (0.21)           $   0.27
                                                                     ===============================================
Diluted Earnings (loss) Per Share
    Net income (loss)                                                $  1,851           $ (3,498)           $  2,868
    Weighted average number of shares and equivalents:
      Weighted average number of shares                                16,856             16,434              10,598
      Shares issuable upon exercise of stock options                      506                 --                 604
                                                                     -----------------------------------------------
      Total weighted average shares and equivalents                    17,362             16,434              11,202
                                                                     -----------------------------------------------
     Diluted earnings (loss) per share                                $  0.11           $  (0.21)           $   0.26
                                                                     ===============================================

Options to purchase approximately 1,244,071 shares of common stock at or greater than $4.21 were outstanding during 1999. Options to purchase 315,000 and 364,000 shares at $8.50 and $5.10 were outstanding during 1998 and 1997 respectively. These options were not included in the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares.

6. Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and its resulting designation. The statement was originally effective for fiscal years beginning after June 15, 1999. In June 1999, FASB delayed implementation of this statement by one year, to June 15, 2000. The Company will adopt SFAS No. 133 in the first quarter of 2001 and is evaluating the impact that implementation of this statement will have on its consolidated financial statements.


7. Comprehensive Income (Loss)

The Company's source of other comprehensive income (loss) other than net income is from foreign currency translation adjustments.

8. Unbilled Accounts Receivable

Unbilled accounts receivable include certain costs and a portion of the fee and expected profit, which is billable upon completion of the contracts or the completion of certain tasks under terms of the contracts. Unbilled accounts receivable as of December 31, 1999 and 1998 consisted of the following (in thousands):

                                                                        1999           1998
                                                                    -----------------------
Amounts billable                                                    $  4,727       $  8,208
Amounts billable subject to the completion of contract milestones        602          1,464
Amounts billable pending receipt of  contractual documents
    authorizing billing                                                  223          2,120
Allowance for doubtful accounts                                         (493)          (710)
                                                                    -----------------------
Unbilled accounts receivables                                       $  5,059       $ 11,082
                                                                    =======================

During 1999 and 1998, the Company made provisions for uncollectible accounts related to certain billed and unbilled receivables totaling approximately $474,000 and $4.2 million, respectively.

9. Other Current Assets

The Company entered into a Value Added Industry Remarketer (VAIR) agreement with Siebel Systems, Inc., on August 31, 1999. As part of this agreement, the Company purchased software licenses for $5.1 million for resale to third parties. The software licenses were purchased with cash of $2.8 million and the Company's common stock. The common stock consisted of 228,800 shares with a guaranteed per share value of $10 at September 1, 2000. The difference, if any, between the share price at September 1, 2000 and the guaranteed price will be paid in cash. The balance of the licenses are included in other current assets on the consolidated balance sheet at December 31, 1999.

10. Property and Equipment

Property and equipment at December 31, 1999 and 1998 consisted of the following (in thousands):

                                                                      1999              1998
                                                                    -------------------------
Furniture and equipment                                             $ 5,427           $ 3,394
Leasehold improvements                                                  386               323
Purchased software                                                    1,689             2,031
                                                                    -------------------------
                                                                      7,502             5,748
    Less accumulated depreciation and amortization                   (3,115)           (1,741)
                                                                    -------------------------
      Property and equipment, net                                   $ 4,387           $ 4,007
                                                                    =========================

The Company leases furniture, equipment and automobiles, and financed certain leasehold improvements under capital leases. The capitalized costs and related accumulated amortization, included in the property and equipment amounts at December 31, 1999 and 1998 are (in thousands):

                                                                     1999              1998
                                                                    -------------------------
Furniture and equipment                                             $   699           $   772
Leasehold improvements                                                   --               205
Purchased software                                                       --               814
                                                                    -------------------------
                                                                        699             1,791
    Less accumulated depreciation and amortization                     (337)             (386)
                                                                    -------------------------
      Net leased property and equipment                             $   362           $ 1,405
                                                                    =========================

11. Accrued Expenses

Accrued expenses at December 31, 1999 and 1998 consisted of the following (in thousands):

                                                                     1999            1998
                                                                   -----------------------
Accrued salaries, bonuses, and other employee benefits             $ 5,445         $ 4,206
Payroll taxes and amounts withheld from employees                    2,012           1,226
Accrued subcontractor and professional fees                          1,135           1,991
Trade vendors                                                        2,747             237
Other                                                                  379             101
                                                                   -----------------------
Total accrued expenses                                             $11,718         $ 7,761
                                                                   =======================


12. Credit Agreements

The Company entered into a $35 million combined revolving credit and term loan agreement (the "Agreement") with Bank of America on June 30, 1999. The Agreement provides a $15 million revolving line of credit ("Revolver") and a $20 million term loan facility. The Revolver provides for a commitment fee of 0.30% to 0.50% of the unused balance and interest at the prime rate or, at the Company's option, at LIBOR plus a 1.75% to 2.5% risk adjusted premium. The Revolver matures on May 31, 2002. The Agreement's term loan facility provides for a draw fee of 0.50% payable when drawn upon and interest at LIBOR plus a risk- adjusted premium. The term loan facility matures on May 31, 2001. Draws under the Agreement are limited to a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). The Company may convert the revolving line of credit to an asset-based loan limited to a percentage of eligible billed and unbilled trade receivables. The Agreement also requires maintenance of certain financial covenants, prohibits the payment of dividends and pledges all Company assets as collateral among other restrictions and replaces the Company's Revolving Credit Agreement with another bank. There were no borrowings outstanding under either credit arrangement for the years ended December 31, 1999 and 1998.

13. Lease Commitments

The Company leases furniture and equipment under capital lease arrangements. The Company also leases office space and office equipment under operating leases. The minimum fixed non-cancelable lease payments under the Company's lease commitments at December 31, 1999 are as follows (in thousands):

                                                       Capital     Operating
                                                        Lease        Leases
                                                       -------------------------
Future minimum lease payments:
Year ended December 31:
     2000                                              $    68     $   1,628
     2001                                                   59         1,492
     2002                                                   39         1,150
     2003                                                    -           953
     2004                                                    -           357
                                                       ----------------------
                                                           166     $   5,580
                                                                   =========
Less amount representing interest                          (23)
                                                       -------
Present value of lease payments                            143
Current portion of capital leases                          (54)
                                                       =======
Noncurrent portion of capital leases                   $    89
                                                       =======

Capital lease obligations bearing interest at 9.43% to 11.85% have aggregate monthly payments of $9,187 and $3,475, respectively. A number of operating leases have escalation clauses for increases in real estate taxes, operating costs and inflation, and various renewal options for up to five years. Rent expense for the years ended December 31, 1999, 1998 and 1997 approximated $1,707,000, $1,297,000 and $821,000, respectively.

14. Restructuring and Other Charges

During 1998, in connection with management plans to reduce costs and improve operating efficiencies, the Company recorded pre-tax restructuring charges of approximately $1,035,000. The restructuring costs relate primarily to involuntary employee termination benefits. Employee termination benefits include severance, wage continuation, outplacement services, and other benefits. All of the thirteen terminated employees were notified of their termination and the terms and condition for their severance in writing. Although some of the severance payments are being made in equal semi-monthly amounts up to a twelve-month period of the time, the terminated employee is not obligated to provide services after the date of termination. As of December 31, 1998, approximately $594,000 was recorded in accrued expenses.

During 1997, the Company began implementation of an enterprise-wide financial management project. The program included modules for general ledger, accounts receivable, accounts payable, project accounting, and human resources. During the third quarter of 1998, due to significant cost overruns and project definition changes, the Company hired an outside consultant to review the status of this project. Based on this review, the Company has completely abandoned the majority of the original software modules and the related implementation costs. Except for the human resources module, none of the remaining modules had been implemented, and all the related implementation software documentation for these abandoned modules have been discarded. As a result, the Company recorded a write-off of approximately $2.1 million related to this abandonment.

15. Stockholders' Equity

During 1999, the Board of Directors approved an increase in the number of authorized shares of common stock to 50 million shares, at a par value of $0.01 per share. In addition, the Board approved an increase in the number of authorized shares of preferred stock up to 10 million shares at a par value of $.01 per share, none of which have been issued.

On August 31, 1999 the Company issued 228,800 shares of common stock with a guaranteed market price of $10 per share to Siebel Systems, Inc. in exchange for certain Siebel software license applications for resale by the Company as part of its business. The Company has agreed to pay Siebel Systems, Inc. in cash the difference if the market price on September 1, 2000 is less than the guaranteed price of $10 per share. At December 31, 1999 the fair value of this guarantee of approximately $1.3 million is included in accrued expenses.

16. Stock-Based Compensation

In 1996, the Company adopted the 1996 Equity Compensation Plan (the "Plan") under which the Company is authorized to grant stock options to employees, officers, directors and consultants. The original Plan provides for the issuance of up to 3.2 million shares of common stock pursuant to the grant of incentive stock options, nonqualified stock options, stock appreciation rights, and restricted stock awards for a maximum of 1.6 million shares of common stock in any one year. During 1999, the Board of Directors amended the Plan authorizing the issuance of an additional 3.4 million shares of common stock, for a total of
6.6 million authorized common shares. Generally, these options vest ratably over a four or five year period and expire six to ten years after the date of grant. The exercise price of options granted under the Plan is equal to the estimated fair market value on the date of grant. The Company accounts for employee stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Pursuant to SFAS No. 123, the Company recognized approximately $42,000, $30,000 and $19,000 of compensation expense on options granted to non-employees for the years ended December 31, 1999, 1998 and 1997, respectively.

A summary of the Company's stock option plan changes for the years ended December 31, 1999, 1998, and 1997 is presented below:

                                              Number of     Exercise Price        Weighted-Average
                                            Option Shares      Per Share            Exercise Price
                                          --------------------------------------------------------
Outstanding December 31, 1996                    1,116,666   $2.00 - $2.40        $           2.02
Granted                                            505,083    2.40 -  5.10                    4.74
Canceled                                           (66,223)   2.00 -  2.40                    2.01
Exercised                                          (50,050)           2.00                    2.00
--------------------------------------------------------------------------------------------------
Outstanding, December 31, 1997                   1,505,476   $2.00 - $5.10        $           2.93
Granted                                          2,942,865    3.50 -  8.50                    5.53
Canceled                                        (1,512,849)   2.00 -  8.50                    6.01
Exercised                                         (186,790)   2.00 -  5.10                    2.63
--------------------------------------------------------------------------------------------------
Outstanding, December 31, 1998                   2,748,702   $2.00 - $8.50        $           4.04
Granted                                          1,178,115    2.00 -  5.19                    4.72
Canceled                                        (1,102,590)   2.00 -  8.50                    4.83
Exercised                                         (219,523)   2.00 -  8.50                    2.51
--------------------------------------------------------------------------------------------------
Outstanding December 31, 1999                    2,604,704   $2.00 - $8.50        $           4.09
                                          ========================================================

For the year ended December 31, 1998, 800,366 incentive stock options with exercise prices ranging from $4.63 to $8.50 were re-priced to $3.50. These options are included in amounts granted and canceled in 1998.

The  following   summarizes   information  about  the  Company's  stock  options
outstanding at December 31, 1999:

                 Options Outstanding                                            Options Exercisable
---------------------------------------------------------                 -----------------------------
                                Weighted
                                Average
                  Number       Remaining                                     Number
               Outstanding at  Contractual    Weighted                     Exercisable at    Weighted
   Range of     December 31,     Life         Average                       December 31,     Average
Exercise Prices    1999       (in Years)   Exercise Price                      1999      Exercise Price
---------------------------------------------------------                 -----------------------------
 $2.00 -$2.40         424,188         4.84   $     2.01                       315,599       $    2.01
  3.32 - 3.50         856,445         4.67         3.46                       191,572            3.49
  4.01 - 4.97         294,780         3.49         4.66                       171,070            4.80
  5.00 - 5.19         934,291         5.21         5.16                       186,212            5.07
         5.63          55,000         4.38         5.63                        13,750            5.63
         8.50          40,000         4.11         8.50                        28,750            8.50
---------------------------------------------------------                 -----------------------------
 $2.00 -$8.50       2,604,704         4.74   $     4.09                       906,953       $    3.74
---------------------------------------------------------                 -----------------------------

As of December 31, 1999, 1998 and 1997, options of 906,953;  670,322 and 550,104 were exercisable with a weighted average exercise price of $3.74, $3.53 and $3.58, respectively. As of December 31, 1999, 1998 and 1997, approximately 2.8 million, 200,000 and 1.2 million options were available for grant, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997 respectively: risk-free interest rates of 5.50, 5.17 and 6.15 percent; no expected dividend yields; and expected lives of 5.0, 5.0 and 3.83 years, respectively. In 1999 and 1998, the expected volatility was 70% and 55%, respectively. As no grants were made in 1997 subsequent to the Company's Offering, no volatility was considered in the calculation for 1997. Using these assumptions, the fair value of the stock options granted in 1999, 1998 and 1997 on a per share, weighted average basis was $2.94, $2.58 and $0.96, respectively, which would be amortized as compensation expense over the vesting period of the options.

Had compensation cost for these plans been recognized under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts (in thousands, except per share data):


                                                  1999        1998         1997
                                              ----------------------------------
Consolidated net income (loss):
      As reported                             $   1,851   $  (3,498)   $   2,868
      Pro forma                               $     807   $  (4,563)   $   2,663
Basic net income (loss) per common share:
      As reported                             $    0.11   $   (0.21)   $    0.27
      Pro forma                               $    0.05   $   (0.28)   $    0.25
Diluted net income (loss) per common share:
      As reported                             $    0.11   $   (0.21)   $    0.26
      Pro forma                               $    0.05   $   (0.28)   $    0.24

17. Income Taxes

The Company's provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consisted of the following (in thousands):


                                                      1999      1998       1997
                                                    ----------------------------
Current:
     Federal                                        $   615   $  (134)   $   829
     Foreign                                            605      (410)       481
     State                                              128        (6)       136
                                                    ----------------------------
        Total current provision (benefit)             1,348      (550)     1,446
Deferred:
     Federal                                            167    (1,153)       411
     State                                               39      (178)        55
                                                    ----------------------------
        Total deferred (benefit) provision              206    (1,331)       466
                                                    ----------------------------
Total provision (benefit)                           $ 1,554   $(1,881)   $ 1,912
                                                    ----------------------------


The provision (benefit) for income taxes differs from the amount computed by applying the statutory Federal income tax rate as follows:

                                                      1999      1998       1997
                                                      --------------------------
Expected statutory amount                             34.0%    (34.0)%     34.0%
Nondeductible expense                                  0.8      (1.3)       1.4
Foreign income taxes                                   7.7        --         --
State income taxes, net of federal benefit             3.1      (1.5)       4.6
Other                                                   --       1.8         --
                                                      --------------------------
Effective rate                                        45.6%    (35.0)%     40.0%
                                                    ----------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effects of significant temporary differences that comprise the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows (in thousands):

                                                           1999            1998
                                                       ------------------------
Deferred tax assets:
     Bad debt                                           $   510         $   974
     Accrued employee benefits                              169             100
     Goodwill                                               202              94
     Charitable contributions                                69              --
     Severance                                               --              59
     Other expense items                                    195              --
     Depreciation                                            --              29
                                                       ------------------------
        Total deferred tax assets                         1,145           1,256
Deferred tax liabilities                                   (114)           (120)
                                                       ------------------------
        Net deferred tax assets                         $ 1,031         $ 1,136
                                                    ----------------------------

18. Employee Benefit Plans

Effective September 30, 1996, the Company established a 40l(k) Plan, the OAO International Corporation Employee Savings Plan, (the "40l(k) Plan"). On
December 1, 1997, the 401(k) Plan name subsequently changed to the OAO Technology Solutions Employee Savings Plan shortly after the Company changed its name on July 7, 1997. The 40l(k) Plan covers substantially all of the Company's U.S. employees. Participants may contribute to the 401(k) Plan an amount between 1% and 15% of their total annual compensation. The Company makes matching contributions of 20% of each participant's contributions up to 10%. Company matching contributions amounted to approximately $649,000, $586,000 and $353,000 in 1999, 1998 and 1997, respectively.

Effective January 16, 1995, the Company established the OAO Canada Limited Employee Retirement Savings Plan (the "RRSP Plan"). The RRSP Plan covers substantially all of the Company's Canadian employees. Participants may contribute to the RRSP Plan an amount between 1% and 18% of their total annual compensation. The Company makes matching contributions of 50% of each participant's contributions up to 5%. Company matching contributions amounted to approximately $115,000, $102,000 and $103,000 in 1999, 1998 and 1997,
respectively.

The Company's Board of Directors adopted, and the Company's Stockholders approved, the Company's Employee Stock Purchase Plan (ESPP) on May 21, 1998, with a total of 1,000,000 shares reserved for issuance thereunder. The ESPP enables substantially all employees in the United States and Canada to subscribe to purchase shares of common stock on a quarterly basis. The purchase price is determined as the lower of 85% of the fair market value of the shares on the first day of the quarter or 85% of the fair market value of the shares on the last trade day of the quarter. During 1999 the Company issued 210,021 shares at an average price per share of $2.75 and during 1998 no shares were issued.

19. Segment and Geographic Information

The Company manages its business segments primarily by service line. The names of the Company's reportable segments have been changed in 1999 to better represent the services provided; however, the composition of the reported segments have not been changed, except as described below. The Company's reportable segments are Network and Systems Business Solutions, formerly Managed Services; Professional Services, formerly Staff Augmentation; E-Business Consulting Solutions, formerly ERP; Healthcare IT Solutions remained unchanged. In addition, the Company's custom application development and maintenance (ADM) product has been reclassified into the E-Business Consulting Solutions segment in 1999, from the Network and Systems Business Solutions segment. The effect of the reclassification was to increase the E-Business Consulting Solutions segment and decrease the Network and Systems Business Solutions segment revenues by $4.62 million and $1.47 million in 1999 and 1998, respectively, gross loss by $2.57 million and $1.31 million in 1999 and 1998, respectively, and segment assets by $2.46 million and $350,000 in 1999 and 1998, respectively. The 1998 results have been reclassified to conform to 1999, while the 1997 results were not affected.

Network  and  Systems  Business   Solutions  includes   data-center   operations
management, distributed systems management, and other IT services.

Professional Services are provided by OAO Services, Inc, a wholly owned subsidiary. OAO Services, Inc. provides technical IT skills to strategic customers nationwide on a time and materials basis. Highly skilled professionals are provided to augment the client's staffing or to respond to requirements that cannot be sufficiently defined to permit fixed prices.

E-Business Consulting Solutions provides entire life cycle services for organizations. These services range from initial business process modeling and development, through system installation and implementation and custom software application development and maintenance. The Company's service line is dedicated to implementing and supporting systems from Siebel Systems, NCR, SAP and Microsoft. This segment also provides third party vendor packaged software including Siebel Systems, SAP and Microsoft, IBM and Rational on both a licensed and ASP basis.

Healthcare IT Solutions provides proprietary software products and business solutions for healthcare organizations. OAO HealthCare Solutions, Inc., a wholly owned subsidiary, provides full service solutions via its proprietary MC400 software on a one-time license and ASP basis. This includes product development, customer service, and installation service, training and ongoing support.

The accounting policies of the various segments are the same as those described in the "Summary of Significant Account Policies," Note 2. The Company evaluates the performance of each segment based on segment revenues and gross profit. Segment gross profit includes only direct costs. Sales, general and administrative costs are currently not allocated to each segment.

Summary information by segment as of and for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):


                                                1999         1998         1997
                                             -----------------------------------
NETWORK and SYSTEMS BUSINESS SOLUTIONS
    Revenues                                 $  67,117    $  73,465    $  76,729
    Gross profit                                14,136       14,396       15,768
    Segment assets                              24,496       24,281       39,351
PROFESSIONAL SERVICES
    Revenues                                    64,126       30,461        4,185
    Gross profit                                 6,074        2,920        1,216
    Segment assets                              14,025       12,981        2,399
E-BUSINESS CONSULTING SOLUTIONS
    Revenues                                     8,353        3,289           --
    Gross (loss)                                (4,226)      (2,671)          --
    Segment assets                               9,786        3,420           --
HEALTHCARE IT SOLUTIONS
    Revenues                                    10,566        6,127        3,752
    Gross profit                                 2,514        1,592        1,800
    Segment assets                               5,958        2,556        5,250
SEGMENT TOTALS
    Revenues                                 $ 150,162    $ 113,342    $  84,666
    Gross profit                                18,498       16,237       18,784
    Segment assets                              54,265       43,238       47,000

The following table reconciles reportable gross profit and segment assets to the Company's consolidated totals. Selling, general and administrative expenses; restructuring and other charges; and interest and other income and expenses are not allocated to segments.

(Amounts in thousands)                                        For the years ended December 31,
                                                                 1999       1998        1997
                                                               -------------------------------
Gross profit for reportable segments                           $ 18,498   $ 16,237    $ 18,784
    Selling, general and administrative expenses unallocated     16,014     19,100      13,551
    Restructuring and other charges unallocated                      --      3,135          --
                                                               -------------------------------
       Total consolidated income (loss) from operations           2,484     (5,998)      5,233
    Interest and other income (expense) unallocated                 921        619        (453)
                                                               -------------------------------
       Total consolidated income (loss) before income taxes    $  3,405   $ (5,379)   $  4,780
                                                               -------------------------------

Total assets for reportable segments                           $ 54,265   $ 43,238    $ 47,000
    Note receivable- OAO corporation                              2,520      2,520          --
    Property and equipment unallocated                            2,605      2,887       3,342
    Deferred income taxes unallocated                             1,965      2,473          --
                                                               -------------------------------
       Total consolidated assets                               $ 61,355   $ 51,118    $ 50,342
                                                               -------------------------------

The Company generated substantially all of its revenues in the United States and Canada during the three years ended December 31, 1999. The following represents a summary of information by geographic area (in thousands):


                                            For the years ended December 31,
                                              1999         1998         1997
                                            -----------------------------------
Revenues:
     United States                          $ 131,261    $  93,066    $  64,080
     Canada                                    16,029       20,193       20,421
     Other consolidated entities                2,872           83          165
                                            -----------------------------------
                                            $ 150,162    $ 113,342    $  84,666
                                            -----------------------------------
Income (loss) before income taxes:
     United States                          $   4,722    $  (4,435)   $   5,011
     Canada                                    (1,575)        (964)       1,501
     Other consolidated entities                  258           20       (1,732)
                                            -----------------------------------
                                            $   3,405    $  (5,379)   $   4,780
                                            -----------------------------------
Identifiable assets:
     United States                          $  51,702    $  46,879    $  47,413
     Canada                                     9,493        5,258        3,798
     Other consolidated entities                  160       (1,019)        (869)
                                            -----------------------------------
                                            $  61,355    $  51,118    $  50,342
                                            -----------------------------------

Sales between geographic areas are not material. Costs related to business development in international locations other than Canada of approximately $1.8 million have been included in "Other Consolidated Entities" for the year ended December 31, 1997. Identifiable assets are those assets used in the operations in each geographic area.

20. Related Party Transactions

The Company has entered into an administrative service agreement with Safeguard Scientifics, Inc., which provides for payment of a maximum administrative fee of 1.0% of gross revenues per year, not to exceed $500,000. The Company expensed an administrative fee of $500,000 to operations for each of the years ended December 31, 1999, 1998 and 1997, respectively, in connection with this agreement. In addition to the administrative fee, the Company has reimbursed travel expenses and paid other professional services pass through fees of $3,000, $160,000 and $76,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

Prior to the July 1998 acquisition of OAO Services, Inc., the Company and OAO Services, Inc., a subsidiary of OAO, were related parties, as a common group of stockholders held a substantial ownership interest in both companies. During the first half of 1998, and for the year ended December 31, 1997, the Company served as a subcontractor on several contracts with OAO Services, Inc. Total revenues recorded under these contracts amounted to $494,000 and $4.2 million for the six month period ended June 30, 1998, and the year ended December 31, 1997, respectively. All inter-company receivables as of December 31, 1998 had been eliminated.

During 1999, 1998 and 1997, the Company served as a subcontractor on several contracts with OAO. Revenues under these contracts totaled $949,000, $291,000 and $299,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company had $660,000, $298,000 and $159,000 in billed receivables due from OAO as of December 31, 1999, 1998 and 1997, respectively. The Company had $2,000, $0 and $139,000 of unbilled receivables related to services provided to OAO as of December 31, 1999, 1998 and 1997, respectively.

In connection with the acquisition of ETG, the ETG stockholders, including the Company's Chief Executive Officer, were granted certain "piggy-back" registration rights whereby under certain circumstances, and subject to certain conditions, they may include these shares of OAOT common stock in any registration of shares of OAOT common stock. The Company's Chief Executive Officer, as one of the ETG selling stockholders, received 111,111 shares of the Company's common stock in exchange for his 500 shares of ETG common stock. Prior to the merger, the Company provided ETG interest free advances totaling approximately $216,000. Additionally at closing, the Company repaid ETG's stockholder loans of approximately $109,000.

On July 14, 1999 the Chief Executive Officer of the Company acquired 750,000 shares of common stock of the Company, $.01 par value, at $3.91 per share, in exchange for a $2.9 million full recourse note, bearing interest of 5.82% due July 14, 2004. The shares were also pledged as security interest to the Company. The Chief Executive Officer has personally guaranteed the note.

21. Commitments and Contingencies

The Company is involved in various litigation arising in the normal course of business. In management's opinion, the Company's ultimate liability or loss, if any, resulting from this litigation will not have a material adverse effect on the accompanying financial statements.

22. Quarterly Financial Data (Unaudited)

Set forth below are selected unaudited financial statements of operations for the last eight fiscal quarters of the Company. In management's opinion, the results below have been prepared on the same basis as the audited financial statement contained herein and include all material adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of the information for the periods. Results of any one or more quarters are not necessarily indicative of annual results or continuing trends.

(In thousands, except per share data)                  1999 Quarters Ended
                                             -------------------------------------------
                                             March 31   June 30     Sept 30     Dec 31
                                             --------   -------     -------     ------
Revenues                                     $ 35,717   $ 39,219    $ 38,887    $ 36,339
Income from operations                            404        203         734       1,143
Income before income taxes                        501        564         957       1,383
Net income                                        301        340         527         683
Net income per common share:
     Basic                                       0.02       0.02        0.03        0.04
     Diluted                                     0.02       0.02        0.03        0.04
Weighted average number of
shares outstanding:
     Basic                                     16,694     16,737      16,986      17,388
     Diluted                                   17,334     17,204      17,666      17,971



(In thousands, except per share data)                  1998 Quarters Ended
                                             -------------------------------------------
                                             March 31   June 30     Sept 30     Dec 31
                                             --------   -------     -------     ------
Revenues                                     $ 23,006   $ 20,340    $ 34,520    $ 35,476
Income (loss) from operations                     879     (4,374)     (3,152)        649
Income (loss) before income taxes               1,065     (4,179)     (3,018)        753
Net income (loss)                                 638     (2,672)     (1,972)        508
Net income (loss) per common share:
     Basic                                       0.04      (0.16)      (0.12)       0.03
     Diluted                                     0.04      (0.16)      (0.12)       0.03
Weighted average number of
shares outstanding:
     Basic                                     16,299     16,392      16,430      16,610
     Diluted                                   17,175     16,392      16,430      16,977


Earnings per share calculations for each of the quarters are based on weighted average number of shares outstanding in each period. Diluted earnings per share calculations adjust net earnings for the dilutive effect of common stock equivalents. Therefore, the sum of the quarters may not necessarily equal the year-to-date earnings per share.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           For the years ended December 31, 1999, 1998, 1997 and 1996

                                                         Additions
                                                    --------------------
                                         Balance    Charges
                                            at      to costs  Charges to
                                        beginning      and       other     Deductions    Write-    Balance at
(In thousands)                            of year   expenses  accounts(B)     (C)        Offs(D)   end of year
                                         --------   --------  ----------    --------     ------    -----------
Allowance for uncollectible
accounts (A)
    Year ended December 31, 1997....    $   400         --         50        (161)          --     $   289
    Year ended December 31, 1998....    $   289      4,227        175        (239)      (2,783)    $ 1,669
    Year ended December 31, 1999....    $ 1,669        474         --          --         (636)    $ 1,507


(A)  Reflected on the Balance Sheet as a reduction of Accounts Receivable.

(B) A reduction of accounts receivable purchased in the acquisition of certain assets of UniHealth Investment Company (see Note 4 in the Notes to Consolidated Financial Statements) for the year ended December 31, 1997. A reduction of accounts receivable purchased in acquisition of certain assets of OAO Services, Inc. for the year ended December 31, 1998.

(C)  A recovery of revenue.

(D)  Reduced accounts receivable and allowance for uncollectible items.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2000 (the "Proxy Statement"), entitled "Election of Directors -- Nominees," "Executive Officers" and "Common Stock Ownership of Principal Stockholders and Management -- Compliance with Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission.

Item 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled "Election of Directors -- Compensation of Directors" and "Executive Compensation and Other Information," to be filed with the Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT.

     The information required by this Item is incorporated by reference to the section of the Proxy Statement entitled "Common Stock Ownership of Principal Stockholders and Management," to be filed with the Commission.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled "Election of Directors -- Nominees" and "Executive Compensation and Other Information -- Compensation Committee Interlocks and Insider Participation," to be filed with the Commission.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements

The financial statements listed in the accompanying Table of Contents to Consolidated Financial Statements are filed as part of this Form 10-K, commencing on page 23.

(a)(2)  Schedules

The following consolidated financial statement schedule of the Company is filed as part of this Form 10-K.

Schedule II - Valuation and Qualifying Accounts

(a)(3)  Exhibits

The exhibits are listed in the index to Exhibits appearing below.

(b)  No reports were filed on Form 8-K during the last quarter of fiscal 1999.

(c)  Exhibits

     Exhibit                                                                                            Page
      No.                           Description                                                         No.
     ------------------------------------------------------------------------------------------------------
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

     10.6  Employment Agreement between Ron Branch and Company datedDecember 1, 1998 (7)

     10.7  Stock Purchase Agreement, dated July 24, 1998, among the Company, OAO
           Services, Inc., OAO Corporation and William Hill (3)

     10.8  Registration Rights Agreement between Gregory Pratt and Company dated
           November 1, 1998 (7)

     10.9  Agreement and Plan of Merger, dated as of November 1, 1998, among the Company, ETG
           Acquisition Corporation, Enterprise Technology Group, Inc. and the shareholders of Enterprise Technology Group, Inc. (7)

     10.10 OAO Technology Solutions, Inc. Employee Stock Purchase Plan as of May 21, 1998 (6)

     10.11 Credit Agreement dated June 30, 1999 by and among OAO Technology Solutions, Inc.,
           and its subsidiaries and Bank of America (formerly NationsBank, N.A.)   (8)


     10.12 Amended and Restated OAO Technology Solutions, Inc. Restricted Stock Grant Letter.
           Date of grant :  July 14, 1999 issued to Gregory A. Pratt. (9)

     10.13 Amended and Restated Term Note dated July 14, 1999 between the Company and Gregory A. Pratt. (9)

     10.14 Amended and Restated Pledge Agreement dated July 14, 1999 between the Company and Gregory A. Pratt. (9)

     10.15 Amended and Restated OAO Technology Solutions, Inc. 1996 Equity Compensation Plan (10)


     21.1  Subsidiaries of the Registrant. (1)

     27.1  Financial Data Schedule. (1)...........................................................     49


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

(5)  Incorporated  by reference to the Company's  Form 10Q,  filed on August 14,
     1998.

(6)  Incorporated  by reference to the  Company's  Form S-8,  filed on March 30,
     1999.

(7)  Incorporated  by reference to the Company's  Form 10-K,  filed on March 30,
     1999.

(8)  Incorporated  by reference to the Company's Form 10-Q,  filed on August 16,
     1999.

(9)  Incorporated by reference to the Company's Form 10-Q, filed on November 15,
     1999.

(10) Incorporated  by reference  to the  Company's  Form S-8,  filed on July 13,
     1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                OAO Technology Solutions, Inc.

March 24, 2000                                  By: /s/ Gregory A. Pratt
                                                   ---------------------
                                                Gregory A. Pratt
                                                Chief Executive Officer
                                                and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                             Title                                       Date


       /s/ Gregory A. Pratt                Chief Executive Officer,
       --------------------                President and Director
           Gregory A. Pratt                (Principal Executive Officer)               March 24, 2000


       /s/ J. Jeffrey Fox                  Vice President of Finance and               March 24, 2000
       --------------------                Chief Financial Officer
          J. Jeffrey Fox


       /s/ Jerry L. Johnson                Chairman of the Board of Directors          March 24, 2000
       --------------------
           Jerry L. Johnson


       /s/ Cecile D. Barker                Director                                    March 24, 2000
       --------------------
           Cecile D. Barker


     /s/ Yvonne Brathwaite Burke           Director                                    March 24, 2000
     ---------------------------
         Yvonne Brathwaite Burke


       /s/ Frank B. Foster, III            Director                                    March 24, 2000
       ------------------------
           Frank B. Foster, III


       /s/ John F. Lehman                  Director                                    March 24, 2000
       ------------------
           John F. Lehman


       /s/ Richard B. Lieb                 Director                                    March 24, 2000
       -------------------
           Richard B. Lieb
