Form 10-Q
period 2000-03-31
OAO TECHNOLOGY SOLUTIONS INC
filed 2000-05-15
CIK 1043476

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________


Commission file number 0-23173


                         OAO TECHNOLOGY SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                          52-1973990
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


7500 Greenway Center Drive
Greenbelt, Maryland                                                    20770
---------------------------------                                      -----
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code (301) 486-0400




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



         As of May 8, 2000, the registrant had outstanding 18,315,830 shares of its Common Stock, par value $0.01 per share.

                         OAO TECHNOLOGY SOLUTIONS, INC.

     Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2000



                                      INDEX
                                      -----


Page Reference
--------------

COVER PAGE.....................................................................1


INDEX..........................................................................2


PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheets as of March 31, 2000 and
            December 31, 1999 (Unaudited)......................................3

            Condensed Consolidated Statements of Operations and the Comprehensive Income for the Three Months Ended
            March 31, 2000 and 1999 (Unaudited)................................4

            Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 2000 and 1999
            (Unaudited)........................................................5

            Notes to Condensed Consolidated Financial Statements (Unaudited)...6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.................................9

PART II -  OTHER INFORMATION..................................................15

            Item 6. Exhibits and Reports on Form 8-K

SIGNATURES....................................................................16

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements


                         OAO TECHNOLOGY SOLUTIONS, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)



                                                                             March 31,     December 31,
                                                                               2000            1999
                                                                             ----------------------------

ASSETS
Current assets:
    Cash and cash equivalents                                                $ 11,733            $ 13,142
    Accounts receivable
      Billed, net of allowance of $ 695 and $1,014 , respectively              18,642              21,066
      Unbilled, net of allowance of $449  and $493, respectively                6,874               5,059
                                                                             -----------------------------
                                                                               25,516              26,125
    Note receivable - OAO Corporation                                           2,520               2,520
    Deferred income taxes                                                       1,031               1,031
    Income tax receivable                                                         934                 934
    Other current assets                                                        6,566               6,447
                                                                             -----------------------------
      Total current assets                                                     48,300              50,199
Property and equipment, net                                                     4,791               4,387
Purchased and developed computer software for sale, net                         1,551               1,596
Deposits and other assets                                                         623                 192
Goodwill                                                                        4,791               4,981
                                                                             -----------------------------
      Total assets                                                           $ 60,056            $ 61,355
                                                                             =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $  6,636            $  8,470
    Accrued expenses                                                           10,406              11,718
    Income taxes payable                                                          483                 605
    Unearned revenue                                                            1,169                 797
    Current portion of capital lease obligations                                   24                  54
                                                                             -----------------------------
      Total current liabilities                                                18,718              21,644

Capital lease obligations, net of current portion                                  34                  89

Commitments and contingencies                                                      --                  --

Stockholders' equity :
    Preferred stock, par $.01 per share, 10,000,000 shares authorized
      none issued and outstanding                                                  --                  --
    Common stock, par $.01 per share, 50,000,000 shares authorized;
      18,300,191 and 18,101,124 shares issued and outstanding
      at March 31, 2000 and December 31, 1999, respectively                       183                 181
    Additional paid-in capital                                                 41,734              40,743
    Deferred compensation                                                        (120)               (131)
    Accumulated other comprehensive loss                                         (281)               (249)
    Shareholders' receivable                                                   (2,933)             (2,933)
    Retained earnings                                                           2,721               2,011
                                                                             -----------------------------
      Total stockholders' equity                                               41,304              39,622
                                                                             -----------------------------
      Total liabilities and stockholders' equity                             $ 60,056            $ 61,355
                                                                             =============================

 The accompanying notes are an integral part of these condensed consolidated financial statements.


                         OAO TECHNOLOGY SOLUTIONS, INC.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)
           (Dollars and shares in thousands, except per share amounts)

                                                                                  Three months ended
                                                                                        March 31,
                                                                             -------------------------
                                                                                2000              1999
                                                                             -------------------------

Revenues                                                                     $38,545           $35,717
Direct costs                                                                  33,195            31,867
                                                                             -------------------------
                                                                               5,350             3,850
Selling, general and administrative expense                                    4,713             3,446
                                                                             -------------------------
Income from operations                                                           637               404
Interest and other income (expense), net                                         596                97
                                                                             -------------------------
Income before income taxes                                                     1,233               501
Provision for income taxes                                                       524               200
                                                                             -------------------------
Net income                                                                       709               301
Other comprehensive income :
    Foreign currency translation adjustment                                       32                33
                                                                             -------------------------
Comprehensive income                                                         $   741           $   334
                                                                             =========================
Net income per common share:
    Basic                                                                    $  0.04           $  0.02
                                                                             =========================
    Diluted                                                                  $  0.04           $  0.02
                                                                             =========================

Weighted average number of shares outstanding:
    Basic                                                                     17,635            16,694
                                                                             =========================
    Diluted                                                                   18,976            17,334
                                                                             =========================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OAO TECHNOLOGY SOLUTIONS, INC
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)



                                                                                 Three months ended
                                                                                      March 31,
                                                                             ------------------------------
                                                                                 2000               1999
                                                                             ------------------------------
Cash Flows from Operating Activities:
    Net income                                                               $    709              $    301
    Adjustment to reconcile net income to net
      cash (used in) provided by operating activities:
      Depreciation and amortization                                               766                   507
    Change in assets and liabilities:
      Accounts receivable, net                                                    609                (1,244)
      Other current assets                                                       (119)                 (161)
      Deposits and other assets                                                  (420)                   96
      Accounts payable                                                         (1,954)                2,296
      Accrued expenses                                                         (1,312)                   (8)
      Unearned revenue                                                            372                  (326)
      Income taxes payable                                                       (122)                  211
                                                                             ------------------------------
        Net cash (used in) provided by operating activities                    (1,471)                1,672
                                                                             ------------------------------

Cash Flows from Investing Activities:
    Expenditures for property and equipment                                      (933)                 (160)
                                                                             ------------------------------
        Net cash used in investing activities                                    (933)                 (160)
                                                                             ------------------------------

Cash Flows from Financing Activities:
    Proceeds from the sale of common stock, net                                   993                    76
    Payments on capital lease obligations                                         (85)                 (102)
                                                                             ------------------------------
         Net cash provided by (used in) financing activities                      908                   (26)
                                                                             ------------------------------
Effect of exchange rate changes on cash                                            87                    33
Net (decrease) increase in cash and cash equivalents                           (1,409)                1,519
Cash and cash equivalents, beginning of period                                 13,142                 9,615
                                                                             ------------------------------
Cash and cash equivalents, end of period                                     $ 11,733              $ 11,134
                                                                             ===============================


Supplemental cash flows information:
    Cash paid for interest                                                   $     18              $     17
    Cash paid for income taxes                                               $    867                    --


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Organization and basis of presentation

OAO Technology Solutions, Inc. (the "Company" or "OAOT") is a global enterprise-wide integrator of information technology ("IT") solutions. The Company, along with its wholly owned subsidiaries, provides a wide range of outsourced information technology solutions and professional services. These services include the operation of large-scale service delivery centers and networks; distributed systems management; custom applications software development and maintenance; professional IT services; enterprise application solutions, integration, implementation and training services; web enablement and e-business solutions; and proprietary software solutions for the managed care marketplace. These services are provided through four business lines: Network and Systems Business Solutions, Professional Services, E-Business Consulting Solutions, and Healthcare IT Solutions.

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of the management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1999 and the Company's other filings with the SEC. The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.


2.   Software Licenses for Resale

The Company entered into a Value Added Industry Remarketer agreement with Siebel Systems, Inc., on August 31, 1999. As part of this agreement, the Company purchased software licenses in the amount of $5.1 million for resale to third parties. The software licenses were purchased with cash of $2.8 million and 228,800 shares of the Company's common stock. The common stock has a guaranteed per share value of $10 at September 1, 2000. The difference, if any, between the share price at September 1, 2000 and the guaranteed price will be paid in cash. The balance of the licenses is included in other current assets and the fair value of the guarantee is included in accrued expenses on the accompanying balance sheets.

3.   Earnings per share

Basic earnings per share has been calculated as net earnings divided by weighted-average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted average common and diluted shares outstanding. For the three-month periods ended March 31, 2000 and 1999 the Company's stock options outstanding increased outstanding common shares by 1,341,000 and 640,000 respectively, for total diluted shares outstanding of 18,976,000 and 17,334,000 respectively.

                         OAO TECHNOLOGY SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)




4.   Segment information

The Company manages its business segments primarily by service line. As reported in the Company's Annual Report on Form 10K, the names and certain classifications within the Company's reportable segments were changed in 1999 to better describe the services provided. The 1999 quarterly results have been reclassified to conform to 2000 presentation. The Company's reportable segments are Network and Systems Business Solutions, Professional Services, E-Business Consulting Solutions, and Healthcare IT Solutions.

Network  and  Systems  Business  Solutions;   includes  data-center   operations
management, distributed systems management, and other IT services.

Professional Services; are provided by OAO Services, Inc, a wholly owned subsidiary. Through OAO Services, Inc. the Company provides highly skilled IT professionals to augment customer's staffing requirements nationwide. These services are provided primarily to strategic customers and on a time and materials basis.

E-Business Consulting Solutions; provides entire life cycle services for organizations. These services range from initial business process modeling and development, through system installation and implementation and custom software application development and maintenance. The E-Business Consulting Solutions segment is dedicated to implementing and supporting systems from Siebel Systems, NCR, SAP and Microsoft. This segment also provides third party vendor packaged software including Siebel Systems, SAP and Microsoft, IBM and Rational on both a licensed and Application Service Provider ("ASP") basis.

Healthcare IT Solutions; provides proprietary software products and business solutions for healthcare organizations. Through OAO HealthCare Solutions, Inc., a wholly owned subsidiary, the Company provides full service solutions via its proprietary MC400 software on a one-time license and ASP basis. This includes product development, customer service, and installation service, training and ongoing support.

The Company evaluates the performance of each segment based on segment revenues and gross profit. Segment gross profit includes only direct costs. Selling, general and administrative expenses; net interest expense; and other income and expenses are not allocated to segments.

                         OAO TECHNOLOGY SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


Segment information (Continued)

Summary information by segment is as follows:



                                                                              For the three months ended
                                                                                       March 31,
                                                                             ------------------------------
                                                                                2000                1999
                                                                             ------------------------------
  (Amounts in thousands):
NETWORK and SYSTEMS BUSINESS SOLUTIONS
    Revenues                                                                 $ 16,729              $ 16,649
    Gross profit                                                                3,123                 3,376
PROFESSIONAL SERVICES
    Revenues                                                                   14,344                16,087
    Gross profit                                                                1,807                 1,978
E-BUSINESS CONSULTING SOLUTIONS
    Revenues                                                                    4,275                 1,096
    Gross loss                                                                   (320)               (1,553)
HEALTHCARE IT SOLUTIONS
    Revenues                                                                    3,197                 1,885
    Gross profit                                                                  740                    49
SEGMENT TOTALS
    Revenues                                                                 $ 38,545              $ 35,717
    Gross profit                                                                5,350                 3,850
       Selling, general and administrative expenses unallocated                 4,713                 3,446
                                                                             ------------------------------
         Total consolidated income from operations                                637                   404
       Interest and other income (expense), net unallocated                       596                    97
                                                                             ------------------------------
         Total consolidated income before income taxes                       $  1,233              $    501
                                                                             ==============================





5.   Reclassification

Certain reclassifications have been made to the condensed consolidated financial statements for the three months ended March 31, 1999 in order to conform to the presentation used in 2000.

Item 2.
                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this quarterly report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements which are not historical facts contained in this quarterly report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes to these Condensed Consolidated Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on key strategic and strategic end-user customers, limited ability to establish new strategic customer relationships, risks associated with fixed-price contracts, ability to sustain and manage growth, variability of quarterly operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its employees, risks associated with international sales, and other risks described herein, the Company's annual report on Form 10K and in the Company's other Securities and Exchange Commission filings.


Overview

The Company is a global  enterprise-wide  integrator of  information  technology
(IT) solutions. The Company provides a wide range of outsourced IT solutions and professional services, including the operation of large-scale service delivery centers and networks, distributed systems management, custom applications software development and maintenance, professional IT services, enterprise application solutions, integration, implementation and training services, web enablement and e-business solutions, and proprietary software solutions for the managed care marketplace. These services are provided through four business segments: Network and Systems Business Solutions; Professional Services; E-Business Consulting Solutions and Healthcare IT Solutions.

The Company provides Network and Systems Business Solutions, generally on a long-term, fixed-price contractual basis, to strategic customers as part of an IT outsourcing team, providing services to a wide range of end-user customers. The Company's strategic customers include IBM and Compaq with end-user engagements including: Boeing, Ames Department Stores, United Health Care, Campbell Soup, Ryder Systems Corporation, Citibank and others. The Company's data center contracts with a strategic customer are up for renewal. The Company has submitted its bid for renewal and expects to be notified of the customer's decision by July 31, 2000. There can be no assurance that OAOT will win all or any portion of these contracts or that all or any portion of these contracts, if renewed, would continue at historical profitability levels.

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

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Overview (Continued)

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

Management intends to reinvest profits from its Network and Systems Business Solutions and Professional Services segments to continue to develop new service offerings in the E-Business Consulting Solutions and Healthcare IT Solutions segments. These offerings include e-business application solutions, application service provider services (ASP), custom software application development and maintenance (ADM), and customer relationship management services (CRM) including license sales, application hosting, and consulting. Company management believes that timely investment in internet-centric businesses and digital technology infrastructure solutions will result in improved long-term stockholder value.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net revenue:



                                                                                 For the three months ended March 31,
       (in millions)                                                            2000                             1999
                                                                     -----------------------------------------------------------
Revenues .........................................................   $  38.5           100.0%         $  35.7           100.0%
Direct Costs .....................................................      33.2            86.2%            31.9            89.3%
Selling, general and administrative expense ......................       4.7            12.2%             3.4             9.6%
                                                                     -----------------------------------------------------------
Income from operations ...........................................       0.6             1.6%             0.4             1.1%
Interest and other income (expense), net .........................       0.6             1.6%             0.1             0.3%
                                                                     -----------------------------------------------------------
     Income before income taxes ..................................       1.2             3.2%             0.5             1.4%
Provision for income taxes .......................................       0.5             1.4%             0.2             0.6%
                                                                     -----------------------------------------------------------
     Net income ..................................................   $   0.7             1.8%         $   0.3             0.8%
                                                                     -----------------------------------------------------------



Comparison of the three-month period ended March 31, 2000 to the three-month period ended March 31, 1999.

Revenues

The Company's revenues increased $ 2.8 million or 7.9 % to $ 38.5 million for the three months ended March 31, 2000, compared to $ 35.7 million for the three months ended March 31, 1999. The increase was driven primarily by the E-Business Consulting Solutions and Healthcare IT Solutions segments. This increase was partially offset by lower revenues in the Professional Services segment due to a lower number staffing requisitions from a Strategic Customer.

Revenues for E-Business Consulting Solutions increased $ 3.2 million or 290.1 % to $ 4.3 million, for the three months ended March 31, 2000 compared to $ 1.1 million for the three months ended March 31, 1999. The increase in revenues was due primarily to increased activity in the ADM, CRM and ERP businesses. In the ADM business both the AT&T and Nissan contracts began after the first quarter of 1999, and accordingly the first quarter 2000 compares favorably to the first quarter 1999. Both contracts continue to increase their level of activity and utilization. The CRM and ERP businesses were in the start-up phase in the first quarter of 1999 and had little revenues in that period, whereas in the first quarter of 2000, projects are in place resulting in comparatively higher revenues from first quarter 1999 to first quarter 2000.

Revenues for the  Healthcare IT Solutions  segment  increased $ 1.3 million,  or
69.6 %, to $ 3.2 million for the three months ended March 31, 2000 compared to $
1.9 million for the three months ended March 31, 1999. The increase in revenues was due primarily to the effect of the recurring "per-member, per-month" ("PMPM") revenues which have occurred throughout 1999 and into the first quarter of 2000, which cause a favorable comparison over the same period in 1999.

Revenues from Network and Systems Business Solutions remained relatively constant with an increase of $ 0.1 million or 0.5 % to $ 16.7 million for the three months ended March 31, 2000 compared to $ 16.6 million for the three months ended March 31, 1999. Decreases in the work order business and pricing and volume decreases from a strategic customer were off set by new projects from new customers and the effect of the UK acquisition which occurred in the second quarter of 1999, but is fully reflected in the first quarter of 2000. IBM Global Services notified the Company that it would not renew the console operations contract. It is expected that the contract would have provided revenues of approximately $3.5 million during the remainder of 2000. In light of the pricing of the renewal bid submitted by the Company, Company management believes that the loss of this contract will not have a material effect on the Company's profitability in 2000 and beyond.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues (continued)


Revenues from Professional Services decreased $ 1.7 million or 10.8 % to $ 14.3 million for the three months ended March 31, 2000 compared to $ 16.1 million for 1999. The decrease in revenues is due to the carry over effects of Y2K constraints resulting in a lower number of staffing requisitions from a strategic customer, however, revenues have increased from the fourth quarter 1999.

Direct Costs

The Company's direct costs increased $ 1.3 million or 4.2 % to $ 33.2 million for the three months ended March 31, 2000, compared to $ 31.9 million for the three months ended March 31, 1999. As a percentage of revenues; however, direct costs decreased to 86.2 % for the three months ended March 31, 2000 versus 89.3 % for same period in 1999. The decrease in direct costs as a percentage of revenues is due primarily to the E-Business Consulting Solutions and the Healthcare IT Solutions segments. The other segments remained relatively constant for direct costs in relation to their respective revenues.

In the E-Business Consulting Solutions segment direct costs increased by $ 1.9 million to $ 4.6 million for the three months ended March 31, 2000 from $ 2.6 million for the three months ended March 31, 1999. However, as a percent of the segment revenues direct costs decreased from 241.7 % of sales in the first quarter 1999 to 107.5 % of sales in the first quarter of 2000. The decrease was due to the transition from start-up status in the first quarter of 1999 to working on projects in the first quarter of 2000.

In the Healthcare IT Solutions segment direct costs increased by $ 0.6 million to $ 2.5 million for the three months ended March 31, 2000 from $ 1.8 million for the three months ended March 31, 1999. However, as a percent of the segment revenues direct costs decreased from 97.4 % of sales in the first quarter 1999 to 76.9 % of sales in the first quarter of 2000. Direct costs as a percent of sales continue to decrease as a result of the recurring revenues from PMPM sales of software.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $ 4.7 million and $3.4 million for the three month periods ended March 31, 2000 and 1999, respectively. OAOT's selling, general and administrative expenses increased as a percentage of revenues for the three months ended March 31, 2000 to 12.2 % compared to 9.6 % for the three months ended March 31, 1999. The increase was a result of increased sales and marketing efforts and the continuation of the company's infrastructure build-out to accommodate its growth. The Company expects selling, general and administrative expenses to increase in absolute dollars and as a percentage of revenues as it continues to expand its sales and marketing expenditures to penetrate new markets and expand its client base.

Interest and Other Income and Provisions for Income Taxes

Interest income increased primarily due to a higher amount of invested cash and interest earned on a note receivable from OAO Corporation, and from the decrease in the obligation under the Siebel stock fair value guarantee incurred in connection with the value added industry remarketer agreement with Siebel Systems, Inc. The effective tax rate increased to 42 % for the three months ended March 31, 2000 versus a 40 % rate in the same period in 1999.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Liquidity and Capital Resources

Cash and cash  equivalents  were $ 11.7 million as of March 31,  2000,  versus $
13.1 million as of December 31, 1999. Cash used in operations was $ 1.5 million for the three months ended March 31, 2000. Cash used in operations for the three months ended March 31, 2000 was due to the payment of accounts payable and accrued expenses. OAOT's business segments of Network and Systems Business Solutions and Professional Services, improved collections of accounts receivable, and cash management. These increased cash flows were used to fund the Company's newer Healthcare IT Solutions and E-Business Consulting Solutions business segments, including its ADM business. However, the Company expects to continue to invest in the operations of its newer business segments including E-Business Consulting Solutions and Healthcare IT Solutions for projects including ADM and enhancement of its ASP product during 2000. The Company will also invest in sales and marketing as it develops its demand generation capabilities for these newer business services. Such costs will continue to be expensed as incurred and represent significant use of future cash which is expected to be funded from Company operations and available cash.


Cash used in investing activities was $ 0.9 million for the purchase of computers and office equipment. The Company's business operations are not capital intensive, and expenditures in any given year are ordinarily not significant.

The Company entered into a $35 million combined revolving credit and term loan agreement (the "Agreement") with Bank of America on June 30, 1999. The Agreement provides a revolving line of credit "Revolver" in the amount of $15 million that matures on May 31, 2002. The Revolver provides for a commitment fee based on the unused balance, and at the Company's option, interest at the prime rate or, the LIBOR plus a 1.75% to 2.5% risk adjusted premium. The term loan facility, in the amount of $20 million, matures on May 31, 2001. Borrowings under the Agreement are limited to a multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA). However, the Company may convert, at its option, the Revolver portion of the Agreement into an asset-based loan whose borrowing availability would be a percentage of eligible billed and unbilled receivables. The Agreement also requires maintenance of certain financial covenants, prohibits the payment of dividends among other restrictions. There were no borrowings outstanding under this Agreement as of December 1999 or March 31, 2000.

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

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Impact of the Year 2000 "Y2K" Issue

The Company surveyed and remediated where necessary all of its business and mission-critical systems among other procedures and tests, as part of its Y2K planning process. The total incremental cost of replacement systems and Y2K contingency planning was estimated at $100,000. As of May 8, 2000, the Company had not experienced any significant Y2K related disruptions.

Quantitative and Qualitative Disclosures about Market Risk

The Company conducts business in foreign countries, primarily Canada and the United Kingdom. Foreign currency transaction gains and losses were not material to the Company's results of operations for the three months ended March 31, 2000 and 1999. The Company believes its foreign currency risk is related primarily to the difference between amounts the Company receives and disburses in Canada in U.S. Dollars from U.S. dollar denominated contracts. The Company does not expect the amount of foreign currency risk to be material in the future. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
   Exhibit                                                                  Page
     No.                                Description                          No.
-------------    --------------------------------------------------------  -----

     27.1        Financial Data Schedule.  (1)                                17


(b)  No reports were filed on form 8-K during the quarter ended March 31, 2000.

------------------
(1)  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           OAO Technology Solutions, Inc.
                                           (Registrant)

Date: May 15, 2000                   By   /S/ Gregory A. Pratt
                                          -------------------------------
                                              Gregory A. Pratt
                                              President and Chief Executive Officer

Date:  May 15, 2000                   By: /S/ J. Jeffrey Fox
                                          -------------------------------
                                              J. Jeffrey Fox
                                              Vice President Finance and Chief Financial Officer