Form 10-Q
period 2000-06-30
OAO TECHNOLOGY SOLUTIONS INC
filed 2000-08-11
CIK 1043476

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of August 7, 2000, the registrant had outstanding 18,406,460 shares of its Common Stock, par value $0.01 per share.

                         OAO TECHNOLOGY SOLUTIONS, INC.

        Quarterly Report on Form 10-Q for the Three and Six Month Periods
                              Ended June 30, 2000


                                      INDEX


                                                                  Page Reference


COVER PAGE.....................................................................1


INDEX..........................................................................2


PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets as of June 30, 2000 and
        December 31, 1999 (Unaudited)..........................................3

        Condensed Consolidated Statements of Operations and
        Comprehensive Income for the Three and Six Month Periods
        Ended June 30, 2000 and 1999 (Unaudited)...............................4

        Condensed Consolidated Statements of Cash Flows
        for the Six Months Ended June 30, 2000 and 1999 (Unaudited)............5

        Notes to Condensed Consolidated Financial Statements (Unaudited).......6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS....................................9

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............14

PART II - OTHER INFORMATION...................................................15

        Item 4. Submission of Matters to a Vote of Security Holders

        Item 6. Exhibits and Reports on Form 8-K

SIGNATURES....................................................................16

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements


                                  OAO TECHNOLOGY SOLUTIONS, INC.
                               Condensed Consolidated Balance Sheets
                                            (Unaudited)
                           (Dollars in thousands, except share amounts)

                                                        June 30,    December 31,
                                                          2000          1999
                                                       ----------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                            $  9,979     $ 13,142
    Accounts receivable:
      Billed, net of allowance of $531 and
        $1,014, respectively                               18,075       21,066
      Unbilled, net of allowance of $449
        and $493, respectively                              8,660        5,059
                                                         --------     --------
                                                           26,735       26,125
    Note receivable - OAO Corporation                       2,520        2,520
    Deferred income taxes                                   1,031        1,031
    Income tax receivable                                     876          934
    Other current assets                                    7,250        6,447
                                                         --------     --------
      Total current assets                                 48,391       50,199
Property and equipment, net                                 5,022        4,387
Purchased and developed computer software
  for sale, net                                             1,939        1,596
Deposits and other assets                                     954          192
Goodwill                                                    4,601        4,981
                                                         --------     --------
      Total assets                                       $ 60,907     $ 61,355
                                                         ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                     $  5,368     $  8,470
    Accrued expenses                                       11,532       11,718
    Income taxes payable                                      577          605
    Unearned revenue                                        1,076          797
    Current portion of capital lease obligations               24           54
                                                         --------     --------
      Total current liabilities                            18,577       21,644

Capital lease obligations, net of current portion              45           89

Commitments and contingencies                                --           --

Stockholders' equity :
    Preferred stock, par $.01 per share, 10,000,000
      shares authorized none issued and outstanding          --           --
    Common stock, par $.01 per share, 50,000,000 shares
      authorized; 18,405,499 and 18,101,124 shares
      issued and outstanding at June 30, 2000 and
      December 31, 1999, respectively                         184          181
    Additional paid-in capital                             41,973       40,743
    Deferred compensation                                     (44)        (131)
    Accumulated other comprehensive loss                     (353)        (249)
    Shareholders' receivable                               (2,933)      (2,933)
    Retained earnings                                       3,458        2,011
                                                         --------     --------
      Total stockholders' equity                           42,285       39,622
                                                         --------     --------
      Total liabilities and stockholders' equity         $ 60,907     $ 61,355
                                                         ========     ========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                               Three months ended      Six months ended
                                                    June 30,                June 30,
                                              --------------------   -------------------
                                                2000        1999       2000        1999
                                              --------------------   -------------------
Revenues                                      $ 39,695    $ 39,219   $ 78,240   $ 74,936
Direct costs                                    32,369      35,127     65,564     66,994
                                              --------    --------   --------   --------
                                                 7,326       4,092     12,676      7,942
Selling, general and administrative expense      5,885       3,889     10,598      7,335
                                              --------    --------   --------   --------
Income from operations                           1,441         203      2,078        607
Interest and other income (expense), net          (158)        361        438        458
                                              --------    --------   --------   --------
Income before income taxes                       1,283         564      2,516      1,065
Provision for income taxes                         545         224      1,069        424
                                              --------    --------   --------   --------
Net income                                         738         340      1,447        641
Other comprehensive income :
    Foreign currency translation adjustment         72          26        104         59
                                              --------    --------   --------   --------
Comprehensive income                          $    810    $    366   $  1,551   $    700
                                              ========    ========   ========   ========
Net income per common share:
    Basic                                     $   0.04    $   0.02   $   0.08   $   0.04
                                              ========    ========   ========   ========
    Diluted                                   $   0.04    $   0.02   $   0.08   $   0.04
                                              ========    ========   ========   ========
Weighted average number
    of shares outstanding:
    Basic                                       17,755      16,737     17,695     16,715
                                              ========    ========   ========   ========
    Diluted                                     18,372      17,139     18,745     17,190
                                              ========    ========   ========   ========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OAO TECHNOLOGY SOLUTIONS, INC
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                Six months ended
                                                                    June 30,
                                                                2000        1999
                                                              --------    --------
Cash Flows from Operating Activities:
    Net income                                                $  1,447    $    641
    Adjustment to reconcile net income to net
      cash (used in) provided by operating activities:
      Depreciation and amortization                              1,561         994
      Change in fair value of stock guarantee                      235        --
    Change in assets and liabilities:
      Accounts receivable, net                                    (610)     (1,785)
      Other current assets                                        (746)       (516)
      Deposits and other assets                                   (675)       (375)
      Accounts payable                                          (3,114)      1,201
      Income taxes payable                                         (28)       --
      Accrued expenses                                            (421)      1,902
      Unearned revenue                                             279        (372)
                                                              --------    --------
        Net cash (used in) provided by operating activities     (2,072)      1,690
                                                              --------    --------
Cash Flows from Investing Activities:
    Purchase of business, net of cash acquired                    --          (139)
    Capitalized sofware development costs                         (544)       --
    Expenditures for property and equipment                     (1,615)       (451)
                                                              --------    --------
        Net cash used in investing activities                   (2,159)       (590)
                                                              --------    --------
Cash Flows from Financing Activities:
    Proceeds from common stock transactions, net                 1,233         127
    Payments on capital lease obligations                          (74)       (207)
                                                              --------    --------
        Net cash provided by (used in) financing activities      1,159         (80)
                                                              --------    --------
Effect of exchange rate changes on cash                            (91)         59
Net (decrease) increase in cash and cash equivalents            (3,163)      1,079
Cash and cash equivalents, beginning of period                  13,142       9,615
                                                              --------    --------
Cash and cash equivalents, end of period                      $  9,979    $ 10,694
                                                              ========    ========

Supplemental cash flows information:
    Cash paid for interest                                    $     38    $     32
    Cash paid for income taxes                                $  1,168    $    333

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

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of the management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1999 and the Company's other filings with the SEC. The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.


2. New accounting pronouncements

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company is currently evaluating the impact of SAB 101 on its results of operations and financial position.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. The Company does not expect that the adoption of this interpretation will have a material impact on its results of operations and financial position


3. Software Licenses for Resale

The Company entered into a Value Added Industry Remarketer agreement with Siebel Systems, Inc. on August 31, 1999. As part of this agreement, the Company purchased software licenses in the amount of $5.1 million for resale to third parties. The software licenses were purchased with cash of $2.8 million and 228,800 shares of the Company's common stock. The common stock has a guaranteed per share value of $10 at September 1, 2000. The difference, if any, between the share price at September 1, 2000 and the guaranteed price will be paid in cash. The balance of the licenses is included in other current assets and the fair value of the guarantee is included in accrued expenses on the accompanying balance sheets.

                         OAO TECHNOLOGY SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


4. Earnings per share

Basic earnings per share has been calculated as net earnings divided by weighted-average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted average common and diluted shares outstanding. The Company's stock options outstanding increased outstanding common shares by 617,000 and 402,000 for total diluted shares outstanding of 18,372,000 and 17,139,000 for the three month period ended June 30, 2000 and 1999, respectively, and by 1,050,000 and 475,000 for total diluted shares outstanding of 18,745,000 and 17,190,000 for the six month period ended June 30, 2000 and 1999, respectively.

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

                         OAO TECHNOLOGY SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


Segment information (Continued)

Summary information by segment is as follows:

                                                             Three months ended       Six months ended
                                                                   June 30,                June 30,
                                                            --------------------    --------------------
    (Amounts in thousands):                                   2000        1999        2000        1999
                                                            --------    --------    --------    --------
NETWORK and SYSTEMS BUSINESS SOLUTIONS
    Revenues                                                $ 16,183    $ 17,981    $ 32,912    $ 34,630
    Gross profit                                               3,289       3,234       6,412       6,610
PROFESSIONAL SERVICES
    Revenues                                                  13,825      17,401      28,169      33,488
    Gross profit                                               1,853       2,315       3,660       4,293
E-BUSINESS CONSULTING SOLUTIONS
    Revenues                                                   5,330       1,245       9,605       2,341
    Gross profit (loss)                                          233      (1,594)        (87)     (3,147)
HEALTHCARE IT SOLUTIONS
    Revenues                                                   4,357       2,592       7,554       4,477
    Gross profit                                               1,951         137       2,691         186
SEGMENT TOTALS
    Revenues                                                $ 39,695    $ 39,219    $ 78,240    $ 74,936
    Gross profit                                               7,326       4,092      12,676       7,942
Selling, general and administrative expenses unallocated       5,885       3,889      10,598       7,335
                                                            --------    --------    --------    --------
    Total consolidated income from operations                  1,441         203       2,078         607
     Interest and other income (expense), net unallocated       (158)        361         438         458
                                                            --------    --------    --------    --------
      Total consolidated income before income taxes         $  1,283    $    564    $  2,516    $  1,065
                                                            --------    --------    --------    --------

6. Reclassification

Certain reclassifications have been made to the condensed consolidated financial statements for the three and six month periods ended June 30, 1999 in order to conform to the presentation used in 2000.

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

The Company provides Network and Systems Business Solutions, generally on a long-term, fixed-price contractual basis, to strategic customers as part of an IT outsourcing team, providing services to a wide range of end-user customers. The Company's strategic customers include IBM and Compaq with end-user engagements including: Boeing, Ames Department Stores, United Health Care, Campbell Soup, Ryder Systems Corporation, Citibank and others. The Company's data center management contract was renewed for ten years. Management believes that revenues from this contract may increase over the term of the contract; however, there is no assurance that revenues from this contract will increase or continue at historical revenue and profitability levels.

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

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net revenue:

                                                   For the three months ended          For the six months ended
                                                            June 30,                            June 30,
                                              ----------------------------------   ---------------------------------
     (in millions)                                  2000               1999              2000              1999
                                                    ----               ----              ----              ----
Revenues                                      $ 39.7    100.0%   $ 39.2   100.0%   $ 78.2   100.0%   $ 74.9   100.0%
Direct Costs                                    32.4     81.6%     35.1    89.6%     65.5    83.8%     67.0    89.5%
Selling, general and administrative expense      5.9     14.9%      3.9     9.9%     10.6    13.5%      7.3     9.7%
                                              ------    ------   ------   ------   ------   ------   ------   ------
Income from operations                           1.4      3.5%      0.2     0.5%      2.1     2.7%      0.6     0.8%
Interest and other income (expense), net        (0.2)    -0.5%      0.4     1.0%      0.4     0.5%      0.5     0.7%
                                              ------    ------   ------   ------   ------   ------   ------   ------
  Income before income taxes                     1.2      3.0%      0.6     1.5%      2.5     3.2%      1.1     1.5%
Provision for income taxes                       0.5      1.3%      0.2     0.5%      1.1     1.4%      0.4     0.6%
                                              ------    ------   ------   ------   ------   ------   ------   ------
  Net income                                  $  0.7      1.7%   $  0.4     1.0%   $  1.4     1.8%   $  0.7     0.9%
                                              ======    ======   ======   ======   ======   ======   ======   ======

Comparison of the three and six month periods ended June 30, 2000 to the three and six month periods ended June 30, 1999.

Revenues

The Company's revenues increased $ .5 million or 1.3 % to $ 39.7 million for the three months ended June 30, 2000, compared to $ 39.2 million for the same period in 1999. For the six months ended June 30, 2000 revenues increased $ 3.3 million or 4.4 % to $ 78.2 million from $ 74.9 million for the same period in 1999.
Revenue increases were driven by the E-Business Consulting Solutions and Healthcare IT Solutions segments, and were partially offset by lower revenues in the Network and Systems Business Solutions and Professional Services segments for both the three and six month periods ended June 30, 2000 compared to the same periods in 1999.

Revenues for E-Business Consulting Solutions increased $ 4.1 million or 341.7 % to $ 5.3 million, for the three months ended June 30, 2000 compared to $ 1.2 million for the same period in 1999. The increases for the second quarter of 2000 coupled with similar increases reported for the first quarter of 2000 lead to an increase in revenues of $ 7.3 million or 317.4% to $9.6 million for the six months ended June 30, 2000 compared to $ 2.3 million for the same period in 1999. The increase in revenues for both the three month and six month periods ended June 30, 2000 was due primarily to increased activity in the ADM, and consulting practices compared with the same periods in 1999. New and existing contracts continued to ramp up through the first half of 2000, compared to the first half of 1999 when the contracts had recently been awarded and had lower levels of activity. Similarly, the consulting practices were in the start-up phase in the first two quarters of 1999 and had little revenues in those periods. The first and second quarters of 2000 reflect new projects and a general increase in business volume resulting in comparatively higher revenues from the same periods in 1999.

Revenues for the  Healthcare IT Solutions  segment  increased $ 1.8 million,  or
69.2 %, to $ 4.4 million for the three months ended June 30, 2000  compared to $
2.6 million for the same period in 1999. The increase in revenues was due primarily to the continued effect of the recurring "per-member, per-month" ("PMPM") revenues which have occurred throughout 1999 and into the first half of 2000, and license sales that occurred in the second quarter of 2000. The PMPM sales throughout the first half of the year and the license sales lead to and increase in revenues of $ 3.0 million or 66.7 % to $ 7.5 million for the six months ended June 30, 2000 compared to $ 4.5 million for the same period in 1999.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Revenues (continued)

Revenues from Network and Systems Business Solutions decreased by $ 1.8 million or 10.0 % to $ 16.2 million for the three months ended June 30, 2000 compared to $ 18.0 million for the same period in 1999. The decrease in the second quarter was due primarily to delays in negotiations between a strategic customer and end user customer for a contract renewal and continued pricing and volume decreases from another strategic customer. The volume and pricing decreases were partially offset in the first quarter by projects from new customers and the effect of the UK acquisition, which occurred in the second quarter of 1999. Accordingly, the decrease in revenues of $ 1.7 million or 4.9 % to $ 32.9 million for the six months ended June 30, 2000 compared to $ 34.6 million for the same period in 1999 was driven primarily by the events in the second quarter of 2000.

Revenues from Professional Services decreased $ 3.6 million or 20.7 % to $ 13.8 million for the three months ended June 30, 2000 compared to $ 17.4 million for the three months ended June 30, 1999. The decrease in revenues is due to the continued carry over effects of Y2K constraints resulting in a lower number of staffing requisitions from a strategic customer. The continued carry over effects of the Y2K constraints lead to a decrease in revenues for the six months ended June 30, 2000 of $ 5.3 million or 15.8 % to $ 28.2 million compared to $
33.5 million for the same period in 1999.

Direct Costs

The Company's direct costs decreased $ 2.7 million or 7.7 % to $ 32.4 million for the three months ended June 30, 2000, compared to $ 35.1 million for the same period in 1999. Direct costs also decreased as a percentage of revenues to
81.6 % for the three months ended June 30, 2000 versus 89.6 % for same period in 1999. For the six months ended June 30, 2000, direct costs decreased $ 1.5 million or 2.2 % to $ 65.5 million from $ 67.0 million for the same period in 1999. Direct costs also decreased as a percentage of revenues to 83.8 % for the six months ended June 30, 2000 versus 89.5 % for same period in 1999. The decrease in direct costs as a percentage of revenues for both the three and six month periods ended June 30, 2000 compared to the same periods in 1999 is due primarily to the E-Business Consulting Solutions and the Healthcare IT Solutions segments. The other business segments maintained a relatively constant relationship of direct costs to their respective revenues.

In the E-Business Consulting Solutions segment direct costs increased in dollars by $ 2.3 million to $ 5.1 million for the three months ended June 30, 2000 from $ 2.8 million for the same period in 1999. However, as a percent of the segment revenues direct costs decreased from 233.3 % of sales in the second quarter 1999 to 96.2 % of sales in the second quarter of 2000. The results in the second quarter of 2000 are a continuation of the same experience in the first quarter of 2000, which resulted in a increase in direct cost dollars of $ 4.2 million or
76.4 % to $ 9.7 million for the six months ended June 30, 2000 compared to $ 5.5 million for the same period last year. For the six months ended June 30, 2000 direct costs as a percentage of revenues decreased to 101.0 % compared to 239.1% for the same period in 1999.

In the Healthcare IT Solutions segment direct costs dollars remained relatively constant for both the three and six month periods ended June 30, 2000 compared to the same periods in 1999. However, as a percent of the segment revenues direct costs decreased from 96.2 % of sales in the second quarter 1999 to 54.5 % of sales in the second quarter of 2000. For the six months ended June 30, 2000 direct costs as a percentage of segment revenues decreased from 95.6 % in the six month period ended June 30, 1999 to 65.3 % for the six month period ended June 30, 2000. Direct costs as a percent of sales continue to decrease as a result of the recurring revenues from PMPM and license sales of software.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Selling, General and Administrative Expenses

Selling, general and administrative expenses were $ 5.9 million and $ 3.9 million for the three-month periods ended June 30, 2000 and 1999, respectively. OAOT's selling, general and administrative expenses increased as a percentage of revenues for the three months ended June 30, 2000 to 14.9 % compared to 9.9 % for the same period in 1999. For the six month periods ended June 30, 2000 and 1999 selling, general and administrative expenses were $ 10.6 million and $ 7.3 million or 13.5 % and 9.7 % of sales, respectively. The increases were a result of increased sales and marketing efforts and the continuation of the company's infrastructure build-out to accommodate its growth. The Company expects selling, general and administrative expenses to increase in absolute dollars and as a percentage of revenues as it continues to expand its sales and marketing expenditures to penetrate new markets and expand its client base.

Interest and Other Income (Expense) and Provisions for Income Taxes

For the three month period ended June 30, 2000 interest and other income (expense) decreased to a loss of $ .2 million from income of $ .4 million in the same period in 1999. Interest income increased primarily due to a higher amount of invested cash and interest earned on a note receivable from OAO Corporation, however the income was offset by a negative mark to market adjustment in the amount of $ .5 million to the obligation incurred as a part of the Siebel VAIR agreement. The impact of the Siebel adjustment similarly affected the six month period ended June 30, 2000 by decreasing interest and other income (expense) to $ .4 million from $ .5 million in the same period in 1999. The effective tax rate increased to 42.5 % for the three and six month periods ended June 30, 2000 versus a 40 % rate in the same periods in 1999.

Liquidity and Capital Resources

Cash and cash equivalents were $ 10.0 million as of June 30, 2000, versus $ 13.1 million as of December 31, 1999. Cash used in operations was $ 2.1 million for the six months ended June 30, 2000. Cash used in operations for the six months ended June 30, 2000 was due to the payment of accounts payable and accrued expenses. OAOT's business segments of Network and Systems Business Solutions and Professional Services, improved collections of accounts receivable, and cash management. These increased cash flows were used to fund the Company's newer Healthcare IT Solutions and E-Business Consulting Solutions business segments. The Company expects to continue to invest in the operations of its newer business segments including E-Business Consulting Solutions and Healthcare IT Solutions for projects including ADM and enhancement of its ASP product during 2000. The Company will also invest in sales and marketing as it develops its demand generation capabilities for these newer business services. Such costs will continue to be expensed as incurred and represent significant use of future cash which is expected to be funded from Company operations and available cash. Cash used in investing activities was $ 2.2 million for the purchase of computers and office equipment and certain software development costs associated with the Healthcare IT segment. The Company's business operations will require additional capital expenditures as the Company continues to expand its ADM business and its other new business segments. Uses of cash were partially offset by proceeds from the sale of the Company's common stock through stock option exercises and purchases under the employee stock purchase plan in the amount of $ 1.2 million.

The Company entered into a $35 million combined revolving credit and term loan agreement (the "Agreement") with Bank of America on June 30, 1999. The Agreement provides a revolving line of credit "Revolver" in the amount of $15 million that matures on May 31, 2002. The Revolver provides for a commitment fee based on the unused balance, and at the Company's option, interest at the prime rate, or the LIBOR plus a 1.75% to 2.5% risk adjusted premium. The term loan facility, in the amount of $20 million, matures on May 31, 2001. Borrowings under the Agreement are limited to a multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA). However, the Company may convert, at its option, the Revolver portion of the Agreement into an asset-based loan whose borrowing availability would be a percentage of eligible billed and unbilled receivables. The Agreement also requires maintenance of certain financial covenants, prohibits the payment of dividends among other restrictions. There were no borrowings outstanding under this Agreement as of December 1999 or June 30, 2000.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (continued)

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

Impact of the Year 2000 "Y2K" Issue

The Company surveyed and remediated where necessary all of its business and mission-critical systems among other procedures and tests, as part of its Y2K planning process. As of August 7, 2000, the Company had not experienced any significant Y2K related disruptions.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company conducts business in foreign countries, primarily Canada and the United Kingdom. Foreign currency transaction gains and losses were not material to the Company's results of operations for the three and six month periods ended June 30, 2000 and 1999. The Company believes its foreign currency risk is related primarily to the difference between amounts the Company receives and disburses in Canada in U.S. Dollars from U.S. dollar denominated contracts. The Company does not expect the amount of foreign currency risk to be material in the future. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II - OTHER INFORMATION

Item 4. Submission Of Matters To A Vote Of Security Holders:


     A. The Annual Meeting of Shareholders was held May 12, 2000 at the Latham Hotel in Washington, DC.

     B.   The  following  individuals  were  elected as  directors at the Annual
          Meeting:

                                             Votes For      Votes Withheld
          1.   Jerry L. Johnson              15,770,130        12,834
          2.   Cecile D. Barker              15,770,046        12,918
          3.   Gregory A. Pratt              15,770,616        12,348
          4.   Yvonne Brathwaite Burke       15,763,475        19,489
          5.   Frank B. Foster, III          15,767,826        15,138
          6.   John F. Lehman                15,770,476        12,488
          7.   Richard B. Lieb               15,770,206        12,758


     C. Deloitte & Touche, LLP, independent accountants, were selected as independent auditors for the fiscal year ending December 31, 2000 by a vote of 15,751,529 for, 28,510 against and 2,925 abstentions.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
   Exhibit                                                                  Page
     No.                    Description                                      No.
-------------    ----------------------------------------
    27.1         Financial Data Schedule.  (1)                               17

(b)  No reports were filed on form 8-K during the quarter ended June 30, 2000.

---------------------------
(1)  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OAO Technology Solutions, Inc.
                              (Registrant)

Date: August 11, 2000     By: /s/ Gregory A. Pratt
                              --------------------------------------------------
                              Gregory A. Pratt
                              President and Chief Executive Officer

Date: August 11, 2000     By: /s/ J. Jeffry Fox
                              --------------------------------------------------
                              J. Jeffrey Fox
                              Vice President Finance and Chief Financial Officer