Form 10-Q
period 2000-09-30
OAO TECHNOLOGY SOLUTIONS INC
filed 2000-11-14
CIK 1043476

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     As of November 6, 2000, the registrant had outstanding 18,502,720 shares of its Common Stock, par value $0.01 per share.

                         OAO TECHNOLOGY SOLUTIONS, INC.

       Quarterly Report on Form 10-Q for the Three and Nine Month Periods
                            Ended September 30, 2000


                                      INDEX


                                                                  Page Reference


COVER PAGE................................................................. 1


INDEX...................................................................... 2


PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets as of September 30,
             2000 and December 31, 1999 (Unaudited).......................  3

             Condensed Consolidated Statements of Operations and
             Comprehensive Income for the Three and Nine Month
             Periods Ended September 30, 2000 and 1999 (Unaudited)........  4

             Condensed Consolidated Statements of Cash Flows for
             the Nine Months Ended September 30, 2000 and 1999
             (Unaudited)..................................................  5

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)..................................................  6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................  9

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..... 14

PART II - OTHER INFORMATION............................................... 15

           Item 6. Exhibits and Reports on Form 8-K

SIGNATURES................................................................ 16

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                         OAO TECHNOLOGY SOLUTIONS, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                      September 30,          December 31,
                                                                            2000                 1999
                                                                      -----------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $ 13,286             $ 13,142
    Accounts receivable:
     Billed, net of allowance of $ 581 and $1,014, respectively            18,331               21,066
     Unbilled, net of allowance of $ 449 and $ 493, respectively           10,177                5,059
                                                                      -----------------------------------
                                                                           28,508               26,125
    Note receivable - affiliate                                             2,320                2,520
    Deferred income taxes                                                   1,031                1,031
    Income tax receivable                                                     934                  934
    Other current assets                                                    7,097                6,447
                                                                      -----------------------------------
     Total current assets                                                  53,176               50,199
Property and equipment, net                                                 4,973                4,387
Purchased and developed computer software for sale, net                     2,348                1,596
Deposits and other assets                                                   1,048                  192
Goodwill                                                                    4,412                4,981
                                                                      -----------------------------------
     Total assets                                                        $ 65,957             $ 61,355
                                                                      -----------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Borrowings under revolving credit agreement                          $  6,000             $   --
    Accounts payable                                                        5,485                8,470
    Accrued expenses                                                        9,863               11,718
    Income taxes payable                                                      789                  605
    Unearned revenue                                                        1,152                  797
    Current portion of capital lease obligations                               12                   54
                                                                      -----------------------------------
     Total current liabilities                                             23,301               21,644

Capital lease obligations, net of current portion                              48                   89

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par $.01 per share, 10,000,000 shares authorized;
     none issued and outstanding                                             --                   --
    Common stock, par $.01 per share, 50,000,000 shares authorized;
     18,503,689 and 18,101,124 shares issued and outstanding
     at September 30, 2000 and December 31, 1999, respectively                185                  181
    Additional paid-in capital                                             42,238               40,743
    Deferred compensation                                                     (35)                (131)
    Accumulated other comprehensive loss                                     (488)                (249)
    Stockholder receivable                                                 (2,933)              (2,933)
    Retained earnings                                                       3,641                2,011
                                                                      -----------------------------------
     Total stockholders' equity                                            42,608               39,622
                                                                      -----------------------------------
     Total liabilities and stockholders' equity                          $ 65,957             $ 61,355
                                                                      ===================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)
           (Dollars and shares in thousands, except per share amounts)

                                                       Three months ended        Nine months ended
                                                         September 30,             September 30,
                                                   -------------------------------------------------
                                                        2000         1999        2000         1999
                                                   -------------------------------------------------
Revenues                                             $ 36,674     $ 38,887   $ 114,914    $ 113,823
Direct costs                                           30,904       34,058      96,468      101,052
                                                   -------------------------------------------------
                                                        5,770        4,829      18,446       12,771
Selling, general and administrative expense             6,017        4,095      16,615       11,430
                                                   -------------------------------------------------
Income (loss) from operations                            (247)         734       1,831        1,341
Interest and other income (expense), net                  566          223       1,004          681
                                                   -------------------------------------------------
Income before income taxes                                319          957       2,835        2,022
Provision for income taxes                                136          430       1,205          854
                                                   -------------------------------------------------
Net income                                                183          527       1,630        1,168
Other comprehensive income (loss):
    Foreign currency translation adjustment              (135)          15        (239)          74
                                                   -------------------------------------------------
Comprehensive income                                 $     48     $    542   $   1,391    $   1,242
                                                   =================================================

Net income per common share:
    Basic                                            $   0.01     $   0.03   $    0.09    $    0.07
                                                   =================================================
    Diluted                                          $   0.01     $   0.03   $    0.09    $    0.07
                                                   =================================================

Weighted average number of shares outstanding
       Basic                                           17,910       16,986      17,802       16,804
                                                   =================================================
       Diluted                                         18,269       17,667      18,552       17,355
                                                   =================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                              Nine months ended
                                                                                September 30,
                                                                           -----------------------
                                                                              2000           1999
                                                                           -----------------------
Cash Flows from Operating Activities:
    Net income                                                             $  1,630       $  1,168
    Adjustment to reconcile net income to net
     cash (used in) provided by operating activities:
        Depreciation and amortization                                         2,402          1,564
        Change in fair value of stock guarantee                                (112)          --
    Change in assets and liabilities:
     Accounts receivable, net                                                (2,383)          (253)
     Other current assets                                                      (450)        (3,378)
     Deposits and other assets                                                 (760)          (536)
     Accounts payable                                                        (3,038)         1,246
     Income taxes payable                                                       184           --
     Accrued expenses                                                        (1,743)         2,565
     Unearned revenue                                                           355             95
                                                                           -----------------------
       Net cash (used in) provided by operating activities                   (3,915)         2,471
                                                                           -----------------------

Cash Flows from Investing Activities:
    Purchase of business, net of cash acquired                                 --             (164)
    Capitalized software costs                                               (1,236)          --
    Expenditures for property and equipment                                  (1,936)          (784)
                                                                           -----------------------
       Net cash used in investing activities                                 (3,172)          (948)
                                                                           -----------------------

Cash Flows from Financing Activities:
    Net borrowings under revolving credit agreement                           6,000           --
    Proceeds from common stock transactions, net                              1,499            257
    Payments on capital lease obligations                                       (83)          (639)
                                                                           -----------------------
        Net cash provided by (used in) financing activities                   7,416           (382)
                                                                           -----------------------
Effect of exchange rate changes on cash                                        (185)            74
Net increase in cash and cash equivalents                                       144          1,215
Cash and cash equivalents, beginning of period                               13,142          9,615
                                                                           -----------------------
Cash and cash equivalents, end of period                                   $ 13,286       $ 10,830
                                                                           =======================


Supplemental cash flow information:
    Cash paid for interest                                                 $     47       $     43
    Cash paid for income taxes                                             $  1,294       $    831

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

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 1999 and the Company's other filings with the SEC. The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.


2.   New accounting pronouncements

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company does not expect that the adoption of SAB 101 will have a material impact on its results of operations and financial position.


In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. The Company does not expect that the adoption of this interpretation will have a material impact on its results of operations and financial position.


3.   Software Licenses for Resale

The Company entered into a Value Added Industry Remarketer agreement with Siebel Systems, Inc. on August 31, 1999. As part of this agreement, the Company purchased software licenses in the amount of $5.1 million for resale to third parties. The software licenses were purchased with cash of $2.8 million and 228,800 shares of the Company's common stock. The common stock had a guaranteed per share value of $10 at August 31, 2000. The difference between the closing share price at August 31, 2000, of $4.94, and the guaranteed per share value will be paid in cash. The balance of the licenses is included in other current assets and the value of the guarantee is included in accrued expenses on the accompanying balance sheets. Changes in the value of the guarantee are reflected in the Statements of Operations in the amount of $.3 million and $.1 million for the three and nine month period ended September 30, 2000, respectively.

                         OAO TECHNOLOGY SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


4.   Earnings per share

Basic earnings per share has been calculated as net earnings divided by weighted-average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted average common and diluted shares outstanding. The Company's stock options outstanding increased outstanding common shares by 359,000 and 681,000 for total diluted shares outstanding of 18,269,000 and 17,667,000 for the three month period ended September 30, 2000 and 1999, respectively, and by 750,000 and 551,000 for total diluted shares outstanding of 18,552,000 and 17,355,000 for the nine month period ended September 30, 2000 and 1999, respectively.


5.   Revolving credit agreement

The Company had $ 6.0 million outstanding under its revolving credit agreement as of September 30, 2000 with interest payable at the prime rate of 9.5 %.


6.   Segment information

The Company manages its business segments primarily by service line. As reported in the Company's Annual Report on Form 10K, the names and certain classifications within the Company's reportable segments were changed in 1999 to better describe the services provided. The 1999 quarterly results have been reclassified to conform to the 2000 presentation. The Company's reportable segments are Network and Systems Business Solutions, Professional Services, E-Business Consulting Solutions, and Healthcare IT Solutions.

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

Healthcare IT Solutions; provides proprietary software products and business solutions for healthcare organizations. Through OAO HealthCare Solutions, Inc., a wholly owned subsidiary, the Company provides full service solutions via its proprietary MC400 software on a one-time license and ASP basis. This includes product development, customer service, installation service, training and ongoing support.

The Company evaluates the performance of each segment based on segment revenues and gross profit. Segment gross profit includes only direct costs. Selling, general and administrative expenses, net interest expense, and other income and expenses are not allocated to segments.

                         OAO TECHNOLOGY SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


Segment information (continued)

Summary information by segment is as follows (in thousands):

                                                                               Three months ended               Nine months ended
                                                                                  September 30,                   September 30,
                                                                           --------------------------------------------------------
                                                                               2000            1999           2000            1999
                                                                           --------------------------------------------------------
NETWORK and SYSTEMS BUSINESS SOLUTIONS
     Revenues                                                              $  13,514       $  17,213       $  46,426      $  51,843
     Gross profit                                                              2,209           3,319           8,621          9,929
PROFESSIONAL SERVICES
     Revenues                                                                 13,901          16,645          42,070         50,133
     Gross profit                                                              1,765           2,191           5,425          6,484
E-BUSINESS CONSULTING SOLUTIONS
     Revenues                                                                  5,661           1,824          15,266          4,165
     Gross profit (loss)                                                         330          (1,391)            243         (4,538)
HEALTHCARE IT SOLUTIONS
     Revenues                                                                  3,598           3,205          11,152          7,682
     Gross profit                                                              1,466             710           4,157            896
SEGMENT TOTALS
     Revenues                                                                 36,674          38,887         114,914        113,823
     Gross profit                                                              5,770           4,829          18,446         12,771
Selling, general and administrative expenses unallocated                       6,017           4,095          16,615         11,430
                                                                           --------------------------------------------------------
     Total consolidated income (loss) from operations                           (247)            734           1,831          1,341
      Interest and other income (expense), net unallocated                       566             223           1,004            681
                                                                           --------------------------------------------------------
       Total consolidated income before income taxes                       $     319       $     957       $   2,835      $   2,022
                                                                           ========================================================

7.   Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements for the three and nine month periods ended September 30, 1999 in order to conform to the presentation used in 2000.

Item 2.
                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this quarterly report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements which are not historical facts contained in this quarterly report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes to these Condensed Consolidated Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on key strategic and strategic end-user customers, limited ability to establish new strategic customer relationships, risks associated with fixed-price contracts, ability to sustain and manage growth, variability of quarterly operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its employees, risks associated with international sales, and other risks described herein, the Company's annual report on Form 10K and in the Company's other Securities and Exchange Commission filings.


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

The Company focuses its efforts on middle market commercial customers, as well as public sector customers. In support of these efforts, the Company has established strategic relationships with third-party software vendors such as Siebel Systems, NCR, SAP, and Microsoft. The Company signed a special Value Added Industry Remarketer (VAIR) agreement with Siebel Systems, Inc. This agreement permits OAOT to design, install, resell and host, on an ASP basis, Siebel solutions for commercial and public sector customers in North America and Europe. The Company has also hired teams of Siebel consultants to implement comprehensive CRM solutions.

Management intends to reinvest profits from its Network and Systems Business Solutions and Professional Services segments to continue to develop new service offerings in the E-Business Consulting Solutions and Healthcare IT Solutions segments. These offerings include e-business application solutions, application service provider services (ASP), custom software application development and maintenance (ADM), and customer relationship management services (CRM) including license sales, application hosting, and consulting. Company management believes that timely investment in internet-centric businesses and information technology infrastructure solutions will result in improved long-term stockholder value.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net revenue:

                                                        For the three months ended                For the nine months ended
                                                               September 30,                             September 30,
                                                  ---------------------------------------------------------------------------------
         (in millions)                                   2000                 1999                 2000                 1999
                                                  ---------------------------------------------------------------------------------
Revenues .......................................  $ 36.7      100.0%    $ 38.9     100.0%    $114.9     100.0%    $113.8     100.0%
Direct Costs ...................................    30.9       84.2%      34.1      87.7%      96.5      84.0%     101.1      88.8%
Selling, general and administrative expense ....     6.0       16.3%       4.1      10.5%      16.6      14.4%      11.4      10.0%
                                                  ---------------------------------------------------------------------------------
Income (loss) from operations ..................    (0.2)      -0.5%       0.7       1.8%       1.8       1.6%       1.3       1.2%
Interest and other income (expense), net .......     0.5        1.4%       0.2       0.5%       1.0       0.8%       0.7       0.6%
                                                  ---------------------------------------------------------------------------------
         Income before income taxes ............     0.3        0.9%       0.9       2.3%       2.8       2.4%       2.0       1.8%
Provision for income taxes .....................     0.1        0.4%       0.4       1.0%       1.2       1.0%       0.8       0.7%
                                                  ---------------------------------------------------------------------------------
         Net income ............................  $  0.2        0.5%    $  0.5       1.3%    $  1.6       1.4%    $  1.2       1.1%
                                                  =================================================================================

Comparison of the three and nine month periods ended September 30, 2000 to the three and nine month periods ended September 30, 1999.

Revenues

The Company's revenues decreased $ 2.2 million or 5.7 % to $ 36.7 million for the three months ended September 30, 2000, compared to $ 38.9 million for the same period in 1999. For the nine months ended September 30, 2000 revenues increased $ 1.1 million or 0.9 % to $ 114.9 million from $ 113.8 million for the same period in 1999. The decrease and increase in revenues for the respective three and nine month periods ended September 30, 2000 are the result of net increases and decreases in revenues in the following business segments. Revenue increases for the three months ended September 30, 2000 were driven by the E-Business Consulting Solutions segment, while for the nine months ended September 30, 2000 revenue increases were driven by both the E-Business Consulting Solutions and Healthcare IT Solutions segments. In both the three and nine month periods ended September 30, 2000 revenue increases were offset by lower revenues in the Network and Systems Business Solutions and Professional Services segments compared to the same periods in 1999.

Revenues for E-Business Consulting Solutions increased $ 3.9 million or 216.7 % to $ 5.7 million, for the three months ended September 30, 2000 compared to $
1.8 million for the same period in 1999. The increases for the third quarter of 2000 coupled with similar increases reported for the first two quarters of 2000 lead to an increase in revenues of $ 11.1 million or 267.3 % to $ 15.3 million for the nine months ended September 30, 2000 compared to $ 4.2 million for the same period in 1999. The increase in revenues for both the three-month and nine month periods ended September 30, 2000 was due primarily to increased activity in the ADM and consulting practices compared with the same periods in 1999. The number of billable personnel continued to increase on new and existing contracts through the first three quarters of 2000, compared to the first three quarters of 1999 when the contracts had lower levels of activity. Similarly, the consulting practices were in the start-up phase in the first three quarters of 1999 and had lower revenues in those periods. The first three quarters of 2000 reflect new projects and a general increase in business volume resulting in comparatively higher revenues from the same periods in 1999.

Revenues for the  Healthcare IT Solutions  segment  increased $ 0.4 million,  or
12.5 %, to $ 3.6 million for the three months ended September 30, 2000 compared to $ 3.2 million for the same period in 1999. The increase in revenues was due primarily to an increase in recurring revenues which includes primarily annual software maintenance fees and per member, per month ("PMPM") subscription type license sales. Recurring revenues are from business sold in prior periods that are being recognized during the three months ended September 30, 2000. Two additional license sales occurred under the PMPM pricing model in the third quarter of 2000, which reflects the Company's decision to transition the Healthcare IT Solutions segment to an Application Service Provider (ASP) sales model. Revenues from these sales will be recognized in future periods. The recurring revenue and perpetual license sales led to an increase in revenues of $ 3.4 million or 44.5 % to $ 11.1 million for the nine months ended September 30, 2000 compared to $ 7.7 million for the same period in 1999.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues (continued)

Revenues from Network and Systems Business Solutions decreased by $ 3.7 million or 21.5 % to $ 13.5 million for the three months ended September 30, 2000 compared to $ 17.2 million for the same period in 1999. The decrease in the third quarter was due primarily to delays in the signing of a new contract between a strategic customer and end user customer and continued pricing and volume decreases from another strategic customer. Additionally, a low-margin contract was not renewed which contributed to approximately $ 2 million of revenues in the third quarter of 1999. The volume and pricing decreases were partially offset in the first quarter by projects from new customers and the effect of the UK acquisition, which occurred in the second quarter of 1999. Accordingly, the decrease in revenues of $ 5.4 million or 10.5 % to $ 46.4 million for the nine months ended September 30, 2000 compared to $ 51.8 million for the same period in 1999 was driven primarily by the events in the second and third quarters of 2000.

Revenues from Professional Services decreased $ 2.8 million or 16.8 % to $ 13.9 million for the three months ended September 30, 2000 compared to $ 16.7 million for the three months ended September 30, 1999. The decrease in revenues is due to continued softness in staffing requisitions from a strategic customer, which began with the carry over effects of Y2K constraints. The carry over effects of the Y2K constraints and continued softness in staffing requisitions lead to a decrease in revenues for the nine months ended September 30, 2000 of $ 8.0 million or 16.0 % to $ 42.1 million compared to $ 50.1 million for the same period in 1999.

Direct Costs

The Company's direct costs decreased $ 3.2 million or 9.4 % to $ 30.9 million for the three months ended September 30, 2000, compared to $ 34.1 million for the same period in 1999. Direct costs also decreased as a percentage of revenues to 84.2 % for the three months ended September 30, 2000 versus 87.7 % for same period in 1999. For the nine months ended September 30, 2000, direct costs decreased $ 4.6 million or 4.5 % to $ 96.5 million from $ 101.1 million for the same period in 1999. Direct costs also decreased as a percentage of revenues to
84.0 % for the nine months ended September 30, 2000 versus 88.8 % for the same period in 1999. The decrease in direct costs as a percentage of revenues for both the three and nine month periods ended September 30, 2000 compared to the same periods in 1999 is due primarily to the E-Business Consulting Solutions and the Healthcare IT Solutions segments. The other business segments maintained a relatively constant relationship of direct costs to their respective revenues.

In the E-Business Consulting Solutions segment direct costs increased by $ 2.2 million to $ 5.4 million for the three months ended September 30, 2000 from $
3.2 million for the same period in 1999. However, as a percent of the segment revenues direct costs decreased to 94.7 % of sales in the third quarter of 2000 from 177.8 % of sales in the same period in 1999. The results in the third quarter of 2000 are a continuation of the same experience in the first two quarters of 2000, which resulted in a increase in direct costs of $ 6.4 million or 73.5 % to $ 15.1 million for the nine months ended September 30, 2000 compared to $ 8.7 million for the same period last year. For the nine months ended September 30, 2000 direct costs as a percentage of revenues decreased to
98.7 % compared to 209.0 % for the same period in 1999.

In the Healthcare IT Solutions segment direct costs remained relatively constant for both the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. However, as a percent of segment revenues direct costs decreased to 58.3 % of revenues in the third quarter of 2000, from 78.1 % of revenues in the same period in 1999. For the nine months ended September 30, 2000 direct costs as a percentage of segment revenues decreased to 62.5% from
88.3 % for the same period in 1999. Direct costs as a percent of revenues continue to decrease as a result of an increase in recurring revenues and perpetual use software license sales.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $ 6.0 million and $ 4.1 million for the three-month periods ended September 30, 2000 and 1999, respectively. OAOT's selling, general and administrative expenses increased as a percentage of revenues for the three months ended September 30, 2000 to 16.3 % compared to 10.5 % for the same period in 1999. For the nine-month periods ended September 30, 2000 and 1999 selling, general and administrative expenses were $
16.6 million and $ 11.4 million or 14.4 % and 10.0 % of sales, respectively. The increases were a result of increased sales and marketing efforts and the continuation of the company's infrastructure build-out to accommodate its expected growth. However, the Company expects selling, general and administrative expenses to increase in absolute dollars and as a percentage of revenues as it has been investing and will continue to invest in its sales and marketing capabilities, as well as building a delivery team to support anticipated sales. During the three months ended September 30, 2000, the Company began to eliminate unproductive sales, marketing and delivery staff, in addition to reducing corporate overhead costs. The results of the reductions will be recognized in future periods.

Interest and Other Income (Expense) and Provision for Income Taxes

For the three-month period ended September 30, 2000 interest and other income increased to $ 0.5 million from $ 0.2 million in the same period in 1999. Interest income increased primarily due to a higher amount of invested cash and interest earned on a note receivable from OAO Corporation, and a positive mark to market adjustment in the amount of $ 0.3 million to the obligation incurred as a part of the Siebel VAIR agreement. The impact of the mark to market adjustment had a lesser effect on the nine-month period ended September 30, 2000 by increasing interest and other income by $ 0.1 million. The mark to market adjustment along with the other factors affecting the three-month period led to an increase in interest and other income for the nine-month period ended September 30, 2000 to $1.0 million from $ 0.7 million in the same period in 1999.

The effective tax rate was 42.5 % for the three and nine-month periods ended September 30, 2000. The effective tax rate was increased in the third quarter of 1999 to change the cumulative effective tax rate from 40% in the first two quarters of 1999 to an effective rate of 42.2% for the nine-months ended September 30, 1999.

Liquidity and Capital Resources

Cash and cash equivalents were $ 13.3 million as of September 30, 2000, versus $
13.1 million as of December 31, 1999. Cash used in operations was $ 3.9 million for the nine months ended September 30, 2000. Cash used in operations for the nine months ended September 30, 2000 was due to the payment of accounts payable and accrued expenses and an increase in net accounts receivable. OAOT's business segments of Network and Systems Business Solutions and Professional Services provided net cash flows which were used to fund the Company's newer Healthcare IT Solutions and E-Business Consulting Solutions business segments. The Company expects to continue to invest in the operations of its newer business segments including E-Business Consulting Solutions and Healthcare IT Solutions for projects including ADM and enhancement of its ASP product. The Company will continue to invest in its sales and marketing capabilities, as well as building a delivery team to support anticipated sales. Such costs will continue to be expensed as incurred and represent significant use of future cash which is expected to be funded from Company operations and available cash. Cash used in investing activities was $ 3.2 million for the purchase of computers and office equipment and certain software associated with the Healthcare IT segment. The Company's business operations will require additional capital expenditures as the Company continues to expand its ADM business and its other new business segments. Uses of cash were offset by proceeds from borrowings under the revolving credit agreement in the amount of $ 6.0 million, and the sale of the Company's common stock through stock option exercises and purchases under the employee stock purchase plan in the amount of $ 1.5 million.

The Company entered into a $35 million combined revolving credit and term loan agreement (the "Agreement") with Bank of America on September 30, 1999. The Agreement provides a revolving line of credit "Revolver" in the amount of $15 million that matures on May 31, 2002. The Revolver provides for a commitment fee based on the unused balance, and at the Company's option, interest at the prime rate, or the LIBOR plus a 1.75% to 2.5% risk adjusted premium. The term loan facility, in the amount of $20 million, matures on May 31, 2001.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources (continued)

Borrowings under the Agreement are limited to a multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA). However, the Company may convert, at its option, the Revolver portion of the Agreement into an asset-based loan whose borrowing availability would be a percentage of eligible billed and unbilled receivables. The Agreement also requires maintenance of certain financial covenants, prohibits the payment of dividends among other restrictions. There were no borrowings outstanding under this Agreement as of December 1999 and the revolving credit agreement had $ 6.0 million outstanding as of September 30, 2000 with an interest rate of 9.5 %.

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


Impact of the Year 2000 "Y2K" Issue

The Company surveyed and remediated where necessary all of its business and mission-critical systems among other procedures and tests, as part of its Y2K planning process. As of November 6, 2000, the Company had not experienced any significant Y2K related disruptions.


Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company conducts business in foreign countries, primarily Canada and the United Kingdom. Foreign currency transaction gains and losses were not material to the Company's results of operations for the three and nine month periods ended September 30, 2000 and 1999. The Company believes its foreign currency risk is related primarily to the difference between amounts the Company receives and disburses in Canada in U.S. dollars from U.S. dollar denominated contracts. The Company does not expect the amount of foreign currency risk to be material in the future. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit                                                                Page
  No.                  Description                                      No.
-------     -------------------------------------------------------    ----
 27.1       Financial Data Schedule. (1)                                17


(b) No reports were filed on form 8-K during the quarter ended September 30, 2000.

(1)  Not filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OAO Technology Solutions, Inc.
                                   (Registrant)

Date: November 13, 2000            By: /s/ Gregory A. Pratt
                                      -----------------------------------
                                   Gregory A. Pratt
                                   President and Chief Executive Officer

Date: November 13, 2000            By: /s/ J. Jeffrey Fox
                                      -----------------------------------
                                   J. Jeffrey Fox
                                   Vice President Finance and Chief Financial
                                   Officer