Form 10-K
period 2000-12-31
OAO TECHNOLOGY SOLUTIONS INC
filed 2001-03-30
CIK 1043476

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                       OR

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

     7500 Greenway Center Drive
             16th Floor
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 23, 2001, was approximately
$13,276,652 based on the closing sale price of the Common Stock on March 23, 2001, of $1.33 as reported by the NASDAQ National Market System.

     As of March 23, 2001, the registrant had outstanding 18,653,215 shares of its Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000 are incorporated by reference in Part III, Items 10, 11, 12 and 13.

================================================================================

                         OAO TECHNOLOGY SOLUTIONS, INC.

                               INDEX TO FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000

Item                                                                        Page
---                                                                         ----
Part I

  1    Business..........................................................     3

  2    Properties........................................................     9

  3    Legal Proceedings.................................................    10

  4    Submission of Matters to a Vote of Security Holders...............    10

                                     Part II

  5    Market for Registrant's Common Equity and
           Related Stockholder Matters...................................    10

  6    Selected Consolidated Financial Data..............................    11

  7    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    12

  7a   Quantitative and Qualitative Disclosures about Market Risk........    19

  8    Financial Statements and Supplementary Data.......................    20

  9    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................    43

                                    Part III

 10    Directors and Executive Officers of the Registrant................    43

 11    Executive Compensation............................................    43

 12    Security Ownership of Certain Beneficial Owners and Management....    43

 13    Certain Relationships and Related Transactions....................    43

                                     Part IV

 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K...    44

                                     PART I

Item I. BUSINESS.

OAO Technology Solutions, Inc. (OAOT - the Company) is a global integrator of information technology and eBusiness solutions. OAOT is committed to provide reliable IT solutions and implementation methods that allow our customers to focus on their core businesses and keep their competitive edge. The Company operates four business segments within two broad business sectors. The New Business Sector includes services in what Management expects to be relatively higher margin, faster growth business segments that are newer to OAOT and where management also believes there is significant future growth potential. The Traditional Business Sector includes services in relatively lower profit margin, slower growth business segments that are profitable and have a recurring positive cash-flow. The Company is committed to leveraging the advantages of its Traditional Business Sector by investing these resources to rapidly grow its New Business Sector. As a result of the evolution in the services the Company provides, two of the Company's reportable segment names have been changed in 2000 from 1999; however, the composition of the reported segments has not changed. The name changes have been conformed throughout this discussion and analysis for consistency purposes.

The Company's Business Sectors and segments are as follows:

New Business Sector
     Healthcare IT Solutions
     Enterprise Applications and eBusiness Solutions
           (formerly, E-Business Consulting Solutions)

Traditional Business Sector
     Managed IT Services (formerly, Network and
          Systems Business Solutions)
     Professional Services


The Company has grown since its inception, with revenues increasing to $152.6 million in 2000, from $57.9 million in 1996. Revenues from two strategic customers were $135.5 million and $137.6 million for the years ended December 31, 2000 and 1999, respectively. The largest strategic customer accounted for 76.0% and 75.7%, and the second largest strategic customer accounted for 12.8% and 15.9% of revenues for the years ended December 31, 2000 and 1999, respectively. The Company has diversified the type of service provided to its strategic customers and expanded the number of strategic customer business units to whom it provides services. For the year ended December 31, 1996, OAOT earned 60.2% of its revenues from data center management services provided to strategic customers. For the year ended December 31, 2000, the Company earned 23.1% of its revenues from data center management. A decrease in the revenues or loss of a strategic customer could have a material adverse effect on the Company's business, operating results, and financial condition. The early termination or non-renewal of a strategic customer's contract by an end-user customer could also have a material adverse effect on the Company's business, operating results, and financial condition.

For the years ended December 31, 2000 and 1999, approximately 23%, and 30% of the Company's revenues, respectively, were derived from fixed-price contracts. Certain of the Company's fixed-price contracts require the Company to meet pre-established levels of service, while achieving operating or managerial efficiencies during the course of the engagements. Profitability is generally lower during the early term of the engagements as the Company invests in assuring a smooth start-up and in attaining certain service levels prior to the implementation of productivity improvements. Upon completion of the initial performance phase, the Company initiates activities to attempt to increase profitability through improved management practices and the establishment of new technical and operational methodologies. The inability to increase the profitability of a contract could have a material adverse effect on the Company's business, operating results and financial condition.

Engagements which involve new services to existing customers or services to new customers may also result in lower margins during the early term of the engagement. The Company has historically experienced margin improvements after the start-up phase of its engagements, however, there can be no assurance of future margin improvements. Further, the Company must realize and maintain margins on its long-term contracts to offset the effect of any un-priced increases in labor cost associated with delivery of services under these long-term contracts. In addition, operating results can be affected by the level of the Company's investments in international and other business development activities. The Company believes that its business is not seasonal.


New Business Sector

The New Business Sector, consists of Enterprise Applications and eBusiness and Healthcare IT Solutions. These are newer businesses that the Company entered into over the previous four years. The AMS, (formerly ADM), business is the most significant within the Enterprise Applications and eBusiness Solutions division. OAOT management is focusing significant Company resources to grow the New
Business Sector and believes that it offers the best opportunity for future growth. Revenues from the New Business Sector grew 94% in 2000, and this sector now represents almost 25% of total Company revenues.

Healthcare IT Solutions

OAOT's MC400 software provides a comprehensive solution for healthcare benefit organizations (health maintenance organizations, indemnity insurance plans, physician hospital organizations, independent physician organizations and self-insured employer plans, among others). The MC400 system is web-enabled and provides over thirty modules that include claims processing, patient care management, eligibility, enrollment, and utilization review. The Healthcare IT Solutions division has over fifty installed sites. Our solution is ready for the federal requirements of the Health Insurance Portability and Accountability Act (HIPAA).

In 2000, OAOT acquired and began marketing and installing a care management system (CMS) that enhances the MC400 product's capabilities. We also introduced two additional major enhancements. The first is a communications server that allows our customers to fax and email correspondence to both members and providers. The second is our data warehouse/data-mining product for executive information system reporting.

During 2000 OAOT, won a number of new customer accounts in our Healthcare IT Solutions business that management believes will position the Company well for the future. One was the sale of a software solution that established us as a provider of solutions to the self-funded and self administrated market. Another system sale demonstrated that our healthcare software solution could accommodate a million-plus-member healthcare plan. The Company also signed its first international distribution license agreement that is expected to provide international sales of MC400. The Company intends to target these new markets in 2001, although there can be no assurance that the Company will be successful in these markets.

OAOT recognizes that application software integration and management is technically complex and generally very expensive. Therefore, we offer our healthcare clients the application with the implementation solution that best meets their size, complexity and financial resources. The Company offers clients flexible purchasing options. MC400 can be purchased on a per member, per month
(PMPM) subscription basis or for a one time perpetual license fee. During 2000 OAOT emphasized selling MC400 on the PMPM basis. Under a PMPM sales model, the Company recognizes revenue monthly over the contract term based on the number of member users of the system. The Company believes that selling the MC400 on a PMPM basis is mutually advantageous to customers and the Company. The PMPM sales model may allow a customer to implement the MC400 with a lesser up front fee thereby better matching the cashflows of their business with their investment in MC400. Management believes OAOT will benefit because it receives a recurring revenue stream over the period of the agreement, and since the revenue stream is user based, it could grow as the customer's membership base grows. Management believes that OAOT will receive greater revenues under the PMPM sales model over the life of the contract than under a one time perpetual license sale, and that the lesser up front cash payment could expand the market of potential MC400 users.

Enterprise Applications and eBusiness Solutions

OAOT's Enterprise Applications and eBusiness Solutions division provides customer-centric integration services and software solutions that are designed to work cohesively within the framework of our customers' existing business models. The division's three practices are eBusiness Solutions, Application/Managed Service Provider (A/MSP) and Application Management Services
(AMS).

Management believes that these practice areas, combined with industry partnerships, provide OAOT with co-branding, market access and competency development. Partnerships include: Siebel, SAP, Microsoft, Plumtree, Great Plains and Mi8, among others. Through these partnerships, OAOT can offer our customers a wide range of application choices with the flexibility to design and construct the best possible solutions. For example, through the Great Plains Global Accounts Partnership, OAOT can now offer customers the complete Great Plains' front and back office solutions for such functions as financial reporting, distribution, eCommerce, human resource management, manufacturing, sales and marketing management, and customer service.

The AMS practice comprised 55% and 82% of this business segment's revenues in 1999 and 2000, respectively. Internet-centric business solutions are among our new services and include eBusiness solutions that are designed to integrate front office (customer relationship management "CRM") and back office (enterprise resource planning "ERP"). Additional new related services include web portal development and deployment, and customer contact center design. Our CRM solutions are designed to provide customers with a single point of accountability on a 7-day, 24-hour basis for application, desktop, server and network related issues via the phone or an Internet portal. While these services comprise a relatively small portion of current revenues, the Company is focused on growing the future revenues from these services. However, there can be no assurance that the Company will be successful in growing these revenues or that if successful, it will be profitable.

OAOT believes results are achieved through understanding our customers' needs and businesses and blending them with proven business methods to leverage our customers' return on their IT investment. We combine motivated and skilled employees, mature processes, and strategic partnerships with industry leaders to provide integrated solutions. OAOT offers both customized and pre-packaged solutions. eBusiness Solutions are delivered on a consulting and project basis. A/MSP is both a stand-alone service and a vehicle to deliver our other services. AMS services are made available through an A/MSP model or outsourced from the customer. Additionally, OAOT can license its enterprise applications software outright or sell it on an A/MSP basis. The Company developed a single point eBusiness framework. Management believes the framework provides an advantage when selecting core competency development, partner selection and integration into customer environments. The single point framework is a model that provides a one-stop shop, comprehensive license sale and installation. OAOT is the single point of accountability for all aspects of our clients' enterprise application software solutions -- from architecture to integration to ongoing performance. Selected offerings in Enterprise Applications and eBusiness Solutions are as follows:

eBusiness Solutions -- A collaborative effort that incorporates the people, processes and tools of our customers' current business into an accelerated process designed to help their eBusiness go to market quickly, increase the return on investment from an existing IT infrastructure, and build the framework for a successful future. eBusiness Solutions also include portal solutions that provide personalized, secure, online access to the vital information and applications specific to a business's needs, with direct communication to business and financial communities.

Customer Relationship Management (CRM) -- Utilizing Siebel, a leading CRM package, OAOT combines Internet-integrated technologies and ongoing management services with cost-effective outsourcing solutions. OAOT focuses on Advanced Customer Contact Center Solutions.

Application Management Services (AMS) -- Development, enhancement and maintenance of software applications and strategic systems performed onsite or in OAOT's own eBusiness Solution Centers located in the United States, and Canada.

Traditional Business Sector

The Traditional Business Sector, consists of Managed IT Services and Professional Services. In 2000, the Managed IT Services division renewed its data center management contract with a strategic customer for a ten-year term. In addition to the estimated $200 million base contract value, OAOT also has the opportunity to increase the base contract through a preferred relationship, giving OAOT first chance to compete for additional outsourced data center support operations. We also added a Western region data center to our responsibilities when the customer consolidated all four of its centers into a single contract with one national partner. However, there is no assurance that the contract will grow or even continue at historic levels. Further, the Company's long-term contracts generally have early termination provisions, which if invoked by its customers, could have a significant adverse impact on the Company's profitability, cash flows and backlog.

Managed IT Services

OAOT has expertise and experience in network and systems design, integration, and management of large-scale environments linking multiple technologies, operating systems, protocols and geographic areas. OAOT manages enterprise systems and provides desktop management services, which include on-site and remote network systems management. These services are provided as either part of an IT outsourcing team, with its strategic customers, to a wide range of end users or directly to middle market customers. Selected offerings in Managed IT Services are as follows:

Enterprise Systems Management -- OAOT has experience in managing complex system environments for large IT clients. Our Enterprise Systems Management (ESM) practice provides a disciplined approach to the operations and management of data centers, including mainframe and client server systems. We partner with our customers to provide them an outsourced, cost-effective, results-driven solution.

Desktop Management Services -- OAOT manages desktop services for our two strategic customers and other customers. Our Desktop Management Services (DMS) practice provides cost-effective operation and management of distributed desktops and servers including help desk and other desk side support services.

On-Site and Remote Network Systems Management -- OAOT has experience in designing, deploying and managing local or wide area networks in the Internet arena. This includes all facets of protocol internetworking, as well as vendor liaison with equipment vendors and telecommunication firms. OAOT manages complex networked environments and routinely manages application minutes for clients on a 24-hour, 7-day annual basis, that have service level agreements.

Professional Services

Professional Services provides information technology personnel, primarily on a time-and-materials basis, that are regularly utilized within engagements to meet short or indefinite term requirements. There are also instances where an engagement has started on a time and materials basis and evolved to a fixed-price basis, as the requirements became sufficiently defined.

Skills include but are not limited to, computer operators, application and systems programmers, network architects, designers, testers and installers, software/hardware testers, help desk consultants, project managers, and technical writers. Professional Services provides personnel possessing programming skills ranging from Oracle, SAP, C++, and COBOL/DB2, to the every day needs of customers staffing requirements in the IT industry.

Professional Services has offices strategically located in the Northeast, Southeast, Midwest and the West, In October 2000, OAOT expanded its Professional Services business to new markets in Atlanta and Boston. The Company's Professional Services division has the ability to recruit professional and technical staff locally and nationally. The Company believes that its Professional Services division is positioned to provide nationwide support to customers and it has continuously demonstrated this ability since its inception. The Professional Services business is concentrated within one strategic customer; however, the Company has expanded its customer base in 2000 and continues to focus on expanding its customer base in the future.

Industry and competition

The Company sells technology services and solutions predominantly to technology companies. A significant portion of annual revenues, 87% in 2000 and 90% in 1999, is "recurring revenue" under long-term contracts and other annually renewable contracts that have historically been renewed year to year at relatively constant levels of revenue. The Company begins 2001 with backlog under long-term contracts of approximately $720 million. Backlog is expected to be realized over the next ten years. However, the Company's long-term contracts generally have early termination provisions, which if invoked by its customers, could have a significant adverse impact the Company's profitability, cash flow and backlog. Further, the Company's business is subject to general economic conditions and economic conditions within the technology industry. As the Company expands its New Business Sector, it may become more susceptible to the overall economic conditions within the technology industry.

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

While the IT services industry has generally experienced labor shortages and wage inflation in excess of many other industries, the Company's engagements have not been materially affected. The Company prices its services under these engagements on the basis of the historical cost of the outsourced function, managerial experience, and its assessment of evolving technical factors. The Company also enters into professional services engagements requiring high-demand IT specialists for terms ranging up to 18 months, usually on a time-and-materials basis. The Company is subject to the same general labor pressures inherent in the IT services industry when performing these engagements and as it expands its services into the New Business Sector. The Company is dependent upon its ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients. In pricing its services under shorter-term engagements, the Company evaluates the existing labor market for IT specialists and the expected duration of the engagement.

Managed IT Services -- Outsourcing engagements are typically characterized as being long-term in nature and often involve the transfer by the customer of certain of its facilities, technologies and employees to the outsourcer. The outsourcer's responsibilities under IT engagements may vary widely from engagement to engagement, ranging from the provision of certain specific IT functions to the management of a client's entire IT operation. Within these engagements, the relationships often involve the provision of employees or consultants by a subcontracting vendor to the outsourcing vendor. The subcontractor is normally paid on a time and materials basis and the outsourcing vendor retains the managerial responsibility for the IT services provided by such persons.

The IT outsourcing industry is defined by several market segments, as predicated by the strength and nature of customer demand. These market segments typically include data center operations, network operations, client-server operations, applications management and desktop management. The use of outsourcing has grown rapidly as corporations have increasingly determined that it is advantageous to focus on their core competencies and outsource those functions that are not central to their primary mission. Another reason for rapid growth is the cost reduction opportunities offered by outsourcers who leverage more cost efficient IT infrastructures. There are significant drivers that support the growth expectations for IT solutions integrators. These drivers include the increasing complexity of IT solutions and the many rapidly evolving technologies required to fulfill those solutions. Additionally, many companies lack sufficient internal IT resources to meet this demand and are outsourcing internal IT departments. Finally, there is increasing industry consolidation and the formation of strategic partnerships.

Professional Services -- Many of the same factors fueling the rapid expansion of the outsourcing industry are similarly impacting the professional IT staffing industry. As the demand for technical resources continues to expand, corporations are increasingly relying on professional-specific staffing providers as a source for skilled IT professionals. Whether to meet temporary or long-term demands, companies faced with the difficulty of identifying, attracting, and retaining competent, highly skilled IT professionals are supplementing their internal IT staff with consultants obtained from professional-specific staffing companies.

Enterprise Applications and eBusiness Solutions -- AMS services are currently delivered through our strategic customer to strategic end user customers. A/MSP is both a stand alone service and a vehicle to deliver our other services. AMS services are made available through an A/MSP model or outsourced from the customer. eBusiness Solutions and A/MSP focuses their efforts on middle market commercial customers, as well as public sector customers. In support of these efforts, the Company has established strategic relationships with third-party software vendors such as Plumtree, Siebel Systems, Great Plains, Mi8, SAP, and Microsoft. As part of these strategic relationships the Company signed a special Value Added Industry Remarketer (VAIR) agreement with Siebel Systems, Inc. This agreement permits OAOT to design, install, resell and host, on an A/MSP basis, Siebel solutions for commercial and public sector customers in North America and Europe. Management recognizes the need to aggressively diversify and expand the Company's services and customer base.

The HealthCare IT Solutions -- The health care industry has experienced significant recent transition, incurred by both the health care provider/payor (the Company's customer) and by the evolution of products, services, and fee arrangements made available by IT solution providers. Health care providers and payors of health benefits include: (health maintenance organizations, indemnity insurance plans, physician hospital organizations, independent physician organizations and self-insured employer plans, among others health maintenance organizations (HMO's), preferred provider organizations (PPO's), third party administrators (TPA's) and governments). Health care providers and payors have experienced consolidation, forming large health organizations and networks, and have incurred greater operating risks as the traditional fee-for-service reimbursement model is being replaced by alternative payment models. To enhance operating efficiencies and controls, the health care providers have increased demand for comprehensive end-to-end IT systems and services. These system solutions operate on hardware platforms including client/server networks, mainframes and personal computer stations. The Federal Government is in the process of defining and implementing the requirements of the Health Insurance Portability and Accountability Act (HIPAA). These proposed regulations appear extensive and concern privacy and health record reporting standards, among others. The Company believes that these regulations could cause health care payors to purchase new IT systems which could be beneficial to software solutions providers like OAOT. However, there can be no assurance that the proposed regulations will be implemented as expected or that they will cause any increase in sales of the MC400 system.

Looking to the Future

The Company's overall strategy is to continue building its New Business Sector. OAOT has invested, and expects to continue to invest the profits and cashflows generated from its Traditional Business Sector to develop businesses within its New Business Sector and enhance the Company's marketing and sales capabilities to gain new customers. The Company is attempting to leverage our existing customer base, as we more aggressively sell services from our Enterprise Applications and eBusiness Solutions division to our Traditional Sector customers. OAOT also expects to grow its business by expanding strategic partnerships that build distribution channels and open additional markets, pursuing strategic acquisitions, and enhancing the potential of our Healthcare IT Solutions business. However, there can be no assurance that profitability in the Company's Traditional Business Sectors will continue at historical levels, or if investments are made in the New Business Sectors, they will result in revenue growth and profitability.

The strategic alliances we have developed are an integral element of our plans to diversify and expand our customer base. We believe our partnerships are "best-in-class " and provide a broad spectrum of IT consulting and system integration services and give us a strong platform for future growth. As we go forward, we will continue to evaluate potential partner companies that may open up additional opportunities for OAOT. Through our alliance partners, we added multiple new customers to our client roster during 2000. In 2000 our customer base increased from 42 at the beginning of the year to 94 by the end of the year. The new customer accounts are relatively small and the Company remains dependent on its two strategic customers. The Company's strategy is to continue to grow the number of new accounts. However, there is no assurance that the Company will be successful in doing so, or if successful the new accounts will grow to a significant size or be profitable.

To supplement our plans for internal growth, OAOT is aggressively pursuing acquisition candidates that will complement and enhance our New Business Sector and expand our customer base. However, there can be no assurance that if suitable acquisition targets are found, that the Company's lending facilities will be sufficient to afford such targets, or the sellers will accept management's valuation of their company.


Employees

As of December 31, 2000, the Company employed approximately 2,236 employees, of which 1,917 were full time persons. Approximately 9% of these employees have managerial responsibilities, and over 71% have technical responsibilities. The Company typically utilizes the services of independent contractors only in short-term engagements and certain international engagements. The Company believes that its relationships with its employees are good.

The Southern California Professional Engineering Association represents 2 of the Company's employees under a collective bargaining agreement, which expires on January 10, 2002. The International Association of Machinists and Aerospace Workers represents 6 of the Company's employees under a collective bargaining agreement, which expires on January 15, 2002. The Office and Professional Employees International Union (the "OPEIU") represents 24 of the Company's employees under a collective bargaining agreement that expires on February 29, 2003. The Company believes that it has a good relationship with each union.

Item 2. PROPERTIES.

The Company's headquarters and principal administrative, sales and marketing functions are located in approximately 25,150 square feet of leased space in Greenbelt, Maryland. This lease expires in December 2003. The Company leases office space in twenty locations in twelve U.S. cities, as well as in Vancouver, British Columbia; Toronto, Ontario; Calgary, Alberta, and Moncton, New Brunswick, and Warwickshire, United Kingdom. Additionally, the Company shares offices with joint venture partner in Mexico City, Mexico. The Company anticipates that additional space will be required as business expands and believes that it will be able to obtain suitable space as needed.

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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Stock Data: The Company's Common Stock, par value $0.01 per share, commenced trading on the NASDAQ National Market tier of the NASDAQ Stock Market on October 22, 1997, under the symbol "OAOT." As of December 31, 2000, there were 626 record holders of the Company's Common Stock based on information provided by the Company's transfer agent. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Stock.

                                                                  2000
                                                       -------------------------
Quarter                                                 High                Low
-------------                                          -------------------------
First                                                  $9.94               $6.31
Second                                                  8.44                2.62
Third                                                   6.31                3.50
Fourth                                                  3.94                1.13

                                                                  1999
                                                       -------------------------
Quarter                                                 High                Low
-------------                                          -------------------------
First                                                  $7.50               $3.25
Second                                                  5.13                3.13
Third                                                   4.00                2.63
Fourth                                                  8.50                3.13


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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K. The following Statement of Operations Data and Balance Sheet Data have been derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, independent auditors.

     (In thousands, except per share amounts)                                       For the years ended December 31,
                                                                       2000          1999          1998         1997         1996
                                                                    ---------------------------------------------------------------
Statement of Operations Data:
Revenues                                                            $ 152,585     $ 150,162     $ 113,342     $ 84,666     $ 57,891
Direct costs                                                          127,905       131,664        97,105       65,882       43,896
Selling, general and administrative expenses                           22,675        16,014        19,100       13,551       10,824
Restructuring and other charges                                          --            --           3,135         --           --
                                                                    ---------------------------------------------------------------
Income (loss) from operations                                           2,005         2,484        (5,998)       5,233        3,171
Interest and other income (expense), net                                1,122           921           619         (453)         (46)
                                                                    ---------------------------------------------------------------
Income (loss) before income taxes                                       3,127         3,405        (5,379)       4,780        3,125
(Provision) benefit for income taxes                                   (1,329)       (1,554)        1,881       (1,912)      (1,315)
                                                                    ---------------------------------------------------------------
Net income (loss)                                                   $   1,798     $   1,851     $  (3,498)    $  2,868     $  1,810
                                                                    ---------------------------------------------------------------
Net income (loss) per common share:
    Basic                                                           $    0.10     $    0.11     $   (0.21)    $   0.27)    $   0.18)
                                                                    =========     =========     =========     ========     ========
    Diluted                                                         $    0.10     $    0.11     $   (0.21)    $   0.26)    $   0.17)
                                                                    =========     =========     =========     ========     ========

                                                                                             As of December 31,
                                                                       2000          1999          1998         1997         1996
                                                                    ---------------------------------------------------------------
Balance Sheet Data:
Working capital                                                     $  29,457     $  28,353     $  26,394     $ 33,249     $  4,718
Total assets                                                           69,577        61,355        51,118       50,342       12,828
Capital lease obligations, including current portion                    1,565           143           883        1,435          476
Stockholders' equity                                                   43,242        39,622        35,448       38,066        5,840

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

The statements which are not historical facts contained in this Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to: dependence on key strategic and end-user customers, the ability to establish new strategic customer relationships, risks associated with fixed-price contracts, future financial results, the ability to sustain and manage growth, lower than expected growth of non-strategic customer revenues, success in achieving marketing and sales goals and other business development initiatives, difficulties of investments in infrastructure, uncertainties relating to the difficulties of transacting on the Internet, transitioning the Company to New Business Sector businesses, potential changes in the prevailing technology away from outsourcing IT applications, the failure of the Company to make necessary enhancements or developments to its existing software products, opportunities in the market place, competition in the industry, general economic conditions, the possibility that strategic or end-user customers could invoke early termination clauses contained in the Company's long-term contracts, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its employees, risks associated with international sales including exposure to fluctuations between the U.S. dollar and other foreign currencies, and other risks described herein and in the Company's other Securities and Exchange Commission filings.

Overview

OAO Technology Solutions, Inc. ("the Company" or "OAOT") is a global integrator of information technology and eBusiness solutions. The Company operates four business segments within two broad business sectors. The New Business Sector includes services in relatively higher margin, faster growth business segments that are newer to OAOT and where management believes there is significant future growth potential. The Traditional Business Sector includes services in relatively lower profit margin, slower growth business segments that are profitable and have a recurring positive cash-flow. The Company is leveraging the advantages of its Traditional Business Sector by investing these resources to rapidly grow its New Business Sector. As a result of the evolution in the services the Company provides, two of the Company's reportable segment names have been changed in 2000 from 1999; however, the composition of the reported segments has not changed. The name changes have been conformed throughout this discussion and analysis for consistency purposes. The Company's business sectors and segments are as follows:

New Business Sector
     Healthcare IT Solutions
     Enterprise Applications and eBusiness Solutions
          (formerly, E-Business Consulting Solutions)

Traditional Business Sector
     Managed IT Services (formerly, Network and
          Systems Business Solutions)
     Professional Services

The Healthcare IT Solutions segment provides managed care software application solutions under software license agreements via its MC400 software which is sold on a per member, per month (PMPM) subscription basis or for a one-time perpetual license fee. OAOT's MC400 software provides a comprehensive solution for healthcare benefit organizations (health maintenance organizations, indemnity insurance plans, physician hospital organizations, independent physician organizations and self-insured employer plans among others). The MC400 system is web-enabled and provides over thirty modules that include claims processing, patient care management, eligibility, enrollment, utilization, internet connectivity, data warehousing, care management and web portals in one integrated system. The Company has over fifty installed sites and offers a viable solution that is ready for the federal requirements of the Health Insurance Portability and Accountability Act (HIPAA).

The Enterprise Applications and eBusiness Solutions segment provides customer-centric integration services and software solutions that work cohesively within the framework of our customers' existing business models. The division's three practices are eBusiness Solutions, Application/Managed Service Provider (A/MSP) and Application Management Services (AMS), formerly ADM. These practice areas focus on the following partnerships: CRM/Siebel, Portals/Plumtree, eCommerce/IBM and ERP with SAP and Great Plains. To complement this, we also provide custom application management. OAOT offers both customized and pre-packaged solutions. Integration services are delivered on a consulting and project basis under both time and materials and fixed price arrangements, while our application management and software solutions are made available through an A/MSP model or outsourced from the customer. OAOT can license its enterprise applications software outright or sell on an A/MSP basis.

The Managed IT Services segment provides network and systems design, integration, and management of large-scale environments linking multiple technologies, operating systems, protocols and geographic areas. OAOT manages enterprise systems and provides desktop management services, which include on-site and remote network systems management. These services are provided, generally under long-term fixed price contracts, as either part of an IT outsourcing team with its strategic customers to a wide range of end users or directly to middle market customers. The Company's strategic partners and customers include IBM and Compaq. In 2000 the Company's data center management contract was renewed for ten years. Management believes that revenues from this contract may increase over the term of the contract; however, there is no assurance that revenues from this contract will increase or continue at historic revenue and profitability levels.

The Professional Services segment provides information technology personnel, primarily on a time-and-materials basis, that are regularly utilized within engagements to meet short or indefinite term requirements. There are also instances where an engagement has started on a time and materials basis and evolved to a fixed-price basis, as the requirements became sufficiently defined. The Professional Services business is concentrated within one strategic customer; however, the Company has expanded its customer base in 2000 and continues to focus on expanding its customer base in the future.

The Company has experienced substantial growth since its inception, with revenues increasing to $152.6 million in 2000, from $57.9 million in 1996. Revenues from two strategic customers were $135.5 million and $137.6 million for the years ended December 31, 2000 and 1999, respectively. The largest strategic customer accounted for 76.0% and 75.7%, and the second largest strategic customer accounted for 12.8% and 15.9% of revenues for the years ended December 31, 2000 and 1999, respectively. The Company has diversified the type of service provided to its strategic customers and expanded the number of strategic customer business units to whom it provides services. For the year ended December 31, 1996, OAOT earned 60.2% of its revenues from data center management services provided to strategic customers. For the year ended December 31, 2000, the Company earned 23.1% of its revenues from data center management. A decrease in the revenues or loss of a strategic customer could have a material adverse effect on the Company's business, operating results, and financial condition. The early termination or non-renewal of a strategic customer's contract by an end-user customer could also have a material adverse effect on the Company's business, operating results, and financial conditions.

The Company focuses its efforts on middle market commercial customers, as well as public sector customers. In support of these efforts, the Company has established strategic relationships with third-party software vendors such as Plumtree, Siebel Systems, Great Plains, Mi8, SAP, and Microsoft. As part of these strategic relationships the Company signed a special Value Added Industry Remarketer (VAIR) agreement with Siebel Systems, Inc. This agreement permits OAOT to design, install, resell and host, on an A/MSP basis, Siebel solutions for commercial and public sector customers in North America and Europe. The Company has also hired teams of experienced sales professionals dedicated solely to selling comprehensive CRM solutions. Although revenues resulting from these relationships were relatively small in 2000, management expects revenues from these relationships to be significant in the future. Management recognizes the need to aggressively diversify and expand the Company's services and customer base.

For the years ended December 31, 2000 and 1999, approximately 23%, and 30% of the Company's revenues, respectively, were derived from fixed-price contracts. Certain of the Company's fixed-price contracts require the Company to meet pre-established levels of service, while achieving operating or managerial efficiencies during the course of the engagements. Profitability is generally lower during the early term of the engagements as the Company invests in assuring a smooth start-up and in attaining certain service levels prior to the implementation of productivity improvements. Upon completion of the initial performance phase, the Company initiates activities to increase profitability through improved management practices and the establishment of new technical and operational methodologies.

Engagements which involve new services to existing customers or services to new customers may also result in lower margins during the early term of the engagement. The Company has historically experienced margin improvements after the start-up phase of its engagements. In addition, operating results can be affected by the level of the Company's investments in international and other business development activities. The Company believes that its business is not seasonal.

The Company sells technology services and solutions predominantly to technology companies. A significant portion of annual revenues, 87% in 2000 and 90% in 1999, is "recurring revenue" under long-term contracts and other annually renewable contracts that have historically been renewed year to year at relatively constant levels of revenue. The Company begins 2001 with backlog under long-term contracts of approximately $720 million. Backlog is expected to be realized over the next ten years. However, the Company's long-term contracts generally have early termination provisions, which if invoked by its customers, could significantly impact the Company's backlog. Further, the Company's business is subject to general economic conditions and economic conditions within the technology industry, which appear to have been softening, especially with the decline of "dot.com" businesses. As the Company expands its New
Business Sector, it may become more susceptible to the overall economic conditions within the technology industry.

While the IT services industry has generally experienced labor shortages and wage inflation in excess of many other industries, the Company's engagements have not been materially affected. The Company prices its services under these engagements on the basis of the historical cost of the outsourced function, managerial experience, and its assessment of evolving technical factors. The Company also enters into professional services engagements requiring high-demand IT specialists for terms ranging up to 18 months, usually on a time-and-materials basis. The Company is subject to the same general labor pressures inherent in the IT services industry when performing these engagements and as it expands its services into the New Business Sector. The Company is dependent upon its ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients. In pricing its services under shorter-term engagements, the Company evaluates the existing labor market for IT specialists and the expected duration of the engagement.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                                                       For the years ended
                                                                                           December 31,
                                                          --------------------------------------------------------------------------
     (in millions)                                                  2000                      1999                      1998
                                                          --------------------------------------------------------------------------
Revenues .............................................      $152.6        100.0%      $150.2        100.0%      $113.3        100.0%
Direct costs .........................................       127.9         83.8        131.7         87.7         97.1         85.7
Selling, general and administrative expenses .........        22.7         14.9         16.0         10.7         19.1         16.9
Restructuring and other charges ......................        --           --           --           --            3.1          2.7
                                                          --------------------------------------------------------------------------
Income (loss) from operations ........................         2.0          1.3          2.5          1.6         (6.0)        (5.3)
Interest and other income, net .......................         1.1          0.7          0.9          0.6          0.6          0.5
                                                          --------------------------------------------------------------------------
     Income (loss) before income taxes ...............         3.1          2.0          3.4          2.2         (5.4)        (4.8)
(Provision) benefit for income taxes .................        (1.3)        (0.9)        (1.5)        (1.0)         1.9          1.7
                                                          --------------------------------------------------------------------------
     Net income (loss) ...............................      $  1.8          1.1%      $  1.9          1.2%      $ (3.5)       -3.1%
                                                          --------------------------------------------------------------------------

Comparison  of the Year Ended  December 31, 2000 to the Year Ended  December 31,
1999

Revenues
The Company's revenues increased $2.4 million or 1.6% to $152.6 million for the year ended December 31, 2000, compared to $150.2 million for the year ended December 31, 1999. Revenue increases for the year ended December 31, 2000 were driven by both the Enterprise Applications and eBusiness Solutions and Healthcare IT Solutions segments. Revenue increases were offset by lower revenues in Managed IT Services and Professional Services segments compared to the year ended December 31, 1999.

Enterprise Applications and eBusiness Solutions revenues increased $14.7 million or 175.0% to $23.1 million, for the year ended December 31, 2000 compared to $8.4 million for the year ended December 31, 1999. This was due primarily to increased activity in the AMS and consulting practices compared with 1999. The number of billable personnel continued to increase on new and existing AMS contracts throughout 2000, compared to 1999 when the contracts had lower levels of activity. Similarly, the consulting practices were in the start-up phase during most of 1999 and had lower revenues in that period.

Healthcare IT Solutions revenues increased $3.1 million, or 29.2%, to $13.7 million for the year ended December 31, 2000 compared to $10.6 million for the year ended December 31, 1999. The increase in revenues was due primarily to an increase in recurring revenues from annual software maintenance fees and PMPM subscription type license sales, which reflects the Company's decision to transition the Healthcare IT Solutions segment to a subscription sales model. Revenue from existing PMPM customers increased in 2000 from 1999 due to increases in the number of member users year-to-year, and as a result of having a full year of sales in 2000 related to PMPM contracts signed throughout 1999. Further, the aggregate number of PMPM customers increased from 1999 to 2000.

Managed IT Services revenues decreased by $6.6 million or 9.8% to $60.5 million for the year ended December 31, 2000 compared to $67.1 million for the year ended December 31, 1999. The decrease was due primarily to the renewal of a contract, between a strategic customer and an end-user customer, at lower rates and reduced personnel to perform services. Further, the Company experienced continued pricing and volume decreases from another strategic customer.
Additionally, a low-margin contract was not renewed in 2000, which had contributed revenues of approximately $8 million throughout 1999. The volume and pricing decreases were partially offset by projects from new customers and the effect of the UK acquisition, which occurred in the second quarter of 1999.

Professional Services revenues decreased $8.8 million or 13.7% to $55.3 million for the year ended December 31, 2000 compared to $64.1 million for the year ended December 31, 1999. The decrease in revenues was due to softness in staffing requisitions from a strategic customer, which began with the carry over effects of Y2K constraints and continued throughout most of 2000.

Direct Costs

The Company's direct costs decreased $3.8 million or 2.9% to $127.9 million for the year ended December 31, 2000, compared to $131.7 million for the year ended December 31, 1999. Direct costs also decreased as a percentage of revenues to 83.8% for the year ended December 31, 2000 versus 87.7% for the same period in 1999. The decrease in direct costs as a percentage of revenues for the year ended December 31, 2000 compared to the year ended December 31, 1999 is due primarily to the New Business Sector segments of Enterprise Applications and eBusiness Solutions and the Healthcare IT Solutions segments. The other
Traditional Business Sector segments maintained a relatively constant relationship of direct costs to their respective revenues.

In the Enterprise Applications and eBusiness Solutions segment, direct costs increased by $8.7 million to $21.3 million for the year ended December 31, 2000 from $12.6 million for the year ended December 31, 1999. However, as a percent of the segment revenues, direct costs decreased to 92.2% of revenues for the year ended December 31, 2000 from 150.0% of revenues in the year ended December 31, 1999. The improvement in the relationship of direct cost to revenues is a result of the increased levels of business in 2000 compared to most of 1999 when the segment was ramping up its activity.

In the Healthcare IT Solutions segment, direct costs as a percent of segment revenues decreased to 65.7% of revenues in 2000, from 76.4% of revenues in the same period in 1999. Direct costs as a percent of revenues continue to decrease as a result of an increase in recurring revenues and perpetual use software license sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $22.7 million and $16.0 million for the years ended December 31, 2000 and 1999, respectively. OAOT's selling, general and administrative expenses increased as a percentage of revenues for the year ended December 31, 2000 to 14.9% compared to 10.7% for year ended December 31, 1999. The increases were a result of increased sales and marketing efforts and the continuation of the Company's infrastructure build-out to accommodate its expected New Business Sector growth. During the third quarter of 2000, the Company began to eliminate unproductive sales, marketing and delivery staff, in addition to reducing corporate overhead costs. The results of the reductions began to be recognized in the fourth quarter of 2000 and will continue to be realized in future periods. The reductions in costs realized by the workforce reductions and other cost saving measures were offset by an increase to reserves associated with amounts due from several customers affected by the economic downturn in the later part of 2000.

Interest and other income (expense) and Provision for Income Taxes

Interest income decreased to $1.0 million for the year ended December 31, 2000 from $1.1 million for the year ended December 31, 1999. Interest income decreased primarily due to a slightly lower amount of average invested cash. Other income was positively affected by a positive mark to market adjustment in the amount of $0.1 million to the obligation incurred as a part of the Siebel VAIR agreement.

The effective tax rate was approximately 42.5% for the year ended December 31, 2000. The effective tax rate was 45.6% in 1999. The Company's effective tax rate includes income taxes in foreign countries where the income tax rate is higher than in the United States. Differences between the effective tax rates from 1999 to 2000 were a result of minor fluctuations in the amount of permanent differences between book reporting and income tax reporting items, and measures the Company has taken to minimize the effect of foreign taxes.

Comparison  of the Year Ended  December 31, 1999 to the Year Ended  December 31,
1998

Revenues

The Company's revenues increased $36.9 million or 33% to $150.2 million for the year ended December 31, 1999, compared to $113.3 million for the same prior year period. The increase was primarily due to increased Professional Services revenues from the acquisition of OAO Services, Inc. in July 1998. Revenue growth was also achieved within the New Business Sector from both the Enterprise Applications and eBusiness Solutions and Healthcare IT Solutions segments. These improved revenues were offset by lower revenues in the Managed IT Services segment.

Professional Services revenues increased to $64.1 million for the year ended December 31, 1999 from $30.5 million for 1998. The increase in revenues was due to owning OAO Services, Inc. for the entire year in 1999 as compared to approximately six months in 1998.

The New Business Sector segments of Enterprise Applications and eBusiness Solutions and Healthcare IT Solutions revenues increased $9.5 million to $19.0 million, or 100% for the year ended December 31, 1999 versus $9.5 million for the year ended December 31, 1998. The revenues increase in the Enterprise Applications and eBusiness Solutions segment was due primarily to the AMS and CRM practices. AMS revenues increased $3.1 million to $4.6 million. The improvement was due to increased work performed in our Moncton, Canada eBusiness software solutions center. Revenues also increased due to expansion of the CRM consulting practice, which was a new service offered in 1999.

Healthcare IT Solutions revenues increased $4.5 million, or 74%, to $10.6 million for the year ended December 31, 1999 versus $6.1 million for the year ended December 31, 1998. This segment is comprised primarily of the Company's healthcare software applications solutions business. Healthcare solutions revenues increased due to a greater number of MC400 installation projects which increased consulting and implementation revenues. License revenues declined due to a shift to a subscription type service priced on a PMPM basis to its clients, versus a one-time license fee.

Managed IT Services revenues declined $6.4 million to $67.1 million for the year ended December 31, 1999 from $73.5 million for the year ended December 31, 1998. Revenues increased $2.9 million due to the acquisition of OAO/ICOR UK Ltd. in the United Kingdom in April 1999. However, this revenue gain was offset by revenue decreases resulting from reductions in the amount of work, including work order projects, head count downsizing on continuing projects due to automation, consolidation of sites, insourcing (where Company functions were transferred back to internal customer personnel) and elimination of revenues on smaller, non-recurring projects with strategic customers. The Company discontinued services on work order projects in the fourth quarter of 1999. Work order projects are low margin, short-term fixed-fee engagements, which comprised a declining portion of total Company revenues. Total work order revenues were $1.5 million and $2.4 million for the years ended December 31, 1999 and 1998, respectively.

Direct Costs

The Company's direct costs increased 35.6% to $131.7 million for the year ended December 31, 1999, from $97.1 million. As a percentage of revenues, direct costs increased to 87.7% for the year ended 1999 versus 85.7% for the year ended 1998. The increase in direct costs and increase in direct costs as a percentage of revenues was primarily due to OAOT increasing its investment by $2 million to $4.8 million to develop its Enterprise Applications and eBusiness Solutions segment in 1999.

Direct costs increased in the Healthcare IT Solutions segment due to increased marketing and training costs incurred to support subscription based sales and to build the infrastructure to support increased sales.

Direct costs within the AMS business increased $4.4 million to $7.2 million for the year ended December 31, 1999. The increase was due to start-up costs on a contract with a strategic end-user customer that included employee training, travel, relocation, recruitment fees and commissions incurred to place a programmer on the project. Enterprise Applications and eBusiness Solutions costs increased due to training and recruiting of professional consultants and management, and marketing and product development costs incurred to establish and grow the newer businesses.

Direct costs increased proportionally to revenues in the Company's Managed IT Services and Professional Services segments for the year ended December 31, 1999 from the year ended December 31, 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.0 million and $19.1 million for the years ended December 31, 1999 and 1998, respectively. The 1998 amount included a $4.2 million provision for uncollectible accounts receivable compared with $474,000 in 1999. OAOT's selling, general and administrative expenses declined as a percentage of revenues for the year ended December 31, 1999 to 10.7% compared to 16.9% for 1998. The decline in selling, general and administrative expenses as a percentage of revenues was due to OAOT leveraging its overhead structure as revenues increased by reducing the cost of outside consultants, administrative programs, and administrative infrastructure.

Interest and other income (expense) and Provision for Income Taxes

Interest income increased primarily due to a higher amount of invested cash and interest earned on a note receivable from OAO Corporation. The effective tax rate increased to 45.6% in 1999 versus a 35% income tax benefit in 1998 due to a loss for that year. In 1999, the effective tax rate included income taxes in foreign countries where the income tax rate is higher than in the United States. In 1998, the Company had the benefit of losses in the United States only.

Liquidity and Capital Resources

Cash and cash equivalents were $11.8 million as of December 31, 2000, versus $13.1 million as of December 31, 1999. Cash used in operations was $4.5 million for the year ended December 31, 2000 compared with $6.9 million of cash provided by operations in 1999. Cash used in operations was primarily due to the payment of accounts payable and accrued expenses and an increase in net accounts receivable. Net accounts receivable was impacted by slight differences in the timing of payments by a strategic customer from 1999 to 2000. Approximately $4 million of accounts receivable was received in January 2001, whereas a similar amount was received in December 1999. OAOT's Managed IT Services and Professional Services business segments provided net cash flows which were used to fund the Company's newer Healthcare IT Solutions and Enterprise Applications and eBusiness Solutions business segments.

The Company expects to continue to invest in the operations of its New Business Sectors of Enterprise Applications and eBusiness Solutions and Healthcare IT Solutions, for projects including eBusiness Solutions, Application/Managed Service Provider (A/MSP) and Application Management Services (AMS). The Company will continue to invest in its sales and marketing capabilities, as well as building a delivery team to support anticipated sales. Such costs will continue to be expensed as incurred and represent significant use of future cash which is expected to be funded from Company operations and available cash. Cash used in investing activities was $5.8 million, which was primarily for the purchase of computers and office equipment used primarily in the Company's AMS business, and certain software associated with the Healthcare IT segment. The Company's business operations will require additional capital expenditures as the Company continues to expand its AMS business and its other New Business Sector segments. Uses of cash from operating and investing activities were offset by proceeds from net borrowings under the revolving credit agreement in the amount of $6.0 million, the sale of the Company's common stock through stock option exercises and purchases under the employee stock purchase plan in the amount of $1.6 million and by proceeds of another $1.6 million from a sale-leaseback transaction with a bank involving furniture and equipment purchased during 2000.

The Company has a $35 million combined revolving credit and term loan agreement ("the Agreement") with a Bank. The Agreement provides a revolving line of credit ("Revolver") in the amount of $15 million that matures on May 31, 2002. The Revolver provides for a commitment fee based on the unused balance, and at the Company's option, interest at the prime rate, or the LIBOR plus a 1.75% to 2.5% risk adjusted premium. The Agreement's term loan facility provides for a draw fee of 0.50% payable when drawn upon and interest at LIBOR plus a risk- adjusted premium. The term loan facility, in the amount of $20 million, matures on May 31, 2001. However, in the event that there are no borrowings under the term facility by May 31, 2001, the maturity is extended to May 31, 2002. Borrowings under the Agreement are limited to a multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA). However, the Company may convert, at its option, the Revolver portion of the Agreement into an asset-based loan whose borrowing availability would be a percentage of eligible billed and unbilled receivables. The Agreement also requires maintenance of certain financial covenants, prohibits the payment of dividends and pledges all Company assets as collateral, among other restrictions. However, there can be no assurance that, based on the Company's operations, its covenants will permit the full amounts under the Agreement to be utilized in the future. There were no borrowings outstanding under this Agreement as of December 31, 1999 and $6.0 million outstanding as of December 31, 2000 with an interest rate of 9.5%. The amount outstanding was repaid in January 2001.

The Company currently anticipates that its existing cash balances, bank credit facilities, or any cash generated from operations will be sufficient to satisfy its operating cash needs for the foreseeable future. The Company has announced an acquisition program as part of its strategy to accelerate revenues and earnings growth. The Company expects to use bank credit to leverage the Company's financial position. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities. No assurance can be given, however, that such additional debt or equity financing will be available to the Company on terms and conditions acceptable to the Company, if at all.


Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and its resulting designation. The Company will adopt SFAS No. 133 on January 1, 2001 and believes that the adoption of this standard will not have an impact on its results of operations and financial position.


Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts business in foreign countries, primarily Canada and the United Kingdom. Foreign currency transaction gains and losses were not material to the Company's results of operations for the years ended December 31, 2000 and 1999. The Company believes its foreign currency risk is related primarily to the difference between amounts the Company receives and disburses in Canada in U.S. dollars from U.S. dollar denominated contracts. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates; however, the Company periodically reviews its exposure to foreign currency risk and may take action to limit its foreign currency exchange exposure if deemed appropriate.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of OAO Technology Solutions, Inc. and Subsidiaries are filed as part of this form 10-K.

Index to Financial Statements and Schedule                                Page
------------------------------------------                                ----
Financial Statements:
      Independent Auditors' Report .....................................   21
      Consolidated Statements of Operations and Comprehensive Income
          for the years ended December 31, 2000, 1999, and 1998 ........   22
      Consolidated Balance Sheets as of December 31, 2000 and 1999 .....   23
      Consolidated Statements of Cash Flows for the years ended
            December 31, 2000, 1999 and 1998 ...........................   24
      Consolidated Statements of Stockholders' Equity for the years
            ended December 31, 2000, 1999 and 1998 .....................   25
      Notes to Consolidated Financial Statements .......................   26
Schedule:
            Schedule II - Valuation and Qualifying Accounts ............   42


     Schedules not listed above have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of OAO Technology Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of OAO Technology Solutions, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule on page 42. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of OAO Technology Solutions, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
McLean, VA
February 9, 2001

                         OAO TECHNOLOGY SOLUTIONS, INC.
         Consolidated Statements of Operations and Comprehensive Income
           (Dollars and shares in thousands, except per share amounts)

                                                                                          For the years ended December 31,
                                                                                ---------------------------------------------------
                                                                                   2000                 1999                 1998
                                                                                ---------------------------------------------------
Revenues                                                                        $ 152,585            $ 150,162            $ 113,342
Direct costs                                                                      127,905              131,664               97,105
                                                                                ---------------------------------------------------
                                                                                   24,680               18,498               16,237
Selling, general and administrative expenses                                       22,675               16,014               19,100
Restructuring and other charges                                                        --                   --                3,135
                                                                                ---------------------------------------------------
Income (loss) from operations                                                       2,005                2,484               (5,998)
Interest and other income (expense):
    Interest income                                                                 1,027                1,137                  858
    Interest expense                                                                  (35)                (269)                (200)
    Other                                                                             130                   53                  (39)
                                                                                ---------------------------------------------------
Income (loss) before income taxes                                                   3,127                3,405               (5,379)
(Provision) benefit for income taxes                                               (1,329)              (1,554)               1,881
                                                                                ---------------------------------------------------
Net income (loss)                                                                   1,798                1,851               (3,498)
Other comprehensive (loss) income :
    Foreign currency translation adjustment                                          (271)                 186                 (435)
                                                                                ---------------------------------------------------
Comprehensive income (loss)                                                     $   1,527            $   2,037            $  (3,933)
                                                                                ---------------------------------------------------

Net income (loss) per common share:
    Basic                                                                       $    0.10            $    0.11            $   (0.21)
                                                                                ---------------------------------------------------
    Diluted                                                                     $    0.10            $    0.11            $   (0.21)
                                                                                ---------------------------------------------------

Weighted average number of shares outstanding:
      Basic                                                                        17,883               16,856               16,434
                                                                                ---------------------------------------------------
      Diluted                                                                      18,484               17,362               16,434
                                                                                ---------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                          OAO TECHNOLOGY SOLUTIONS, INC
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                                            As of December 31,
                                                                                                    -------------------------------
                                                                                                            2000               1999
                                                                                                    -------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                           $ 11,779           $ 13,142
    Accounts receivable
      Billed, net of allowance of $1,280 and $1,014, respectively                                         25,129             21,066
      Unbilled, net of allowance of $449 and $493, respectively                                            6,684              5,059
                                                                                                    -------------------------------
                                                                                                          31,813             26,125
    Note receivable, OAO Corporation                                                                       2,160              2,520
    Deferred income taxes                                                                                  1,093                829
    Income tax receivable                                                                                    754                934
    Other current assets                                                                                   6,959              6,447
                                                                                                    -------------------------------
      Total current assets                                                                                54,558             49,997
Property and equipment, net                                                                                5,778              4,387
Purchased and developed software for sale, net                                                             2,279              1,596
Deposits and other assets                                                                                  1,943                192
Deferred income taxes                                                                                        261                202
Goodwill                                                                                                   4,758              4,981
                                                                                                    -------------------------------
      Total assets                                                                                      $ 69,577           $ 61,355
                                                                                                    ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Borrowings under revolving credit agreement                                                         $  6,000           $     --
    Accounts payable                                                                                       6,464              8,470
    Accrued expenses                                                                                      10,545             11,718
    Income tax payable                                                                                       523                605
    Unearned revenue                                                                                         959                797
    Current portion of capital lease obligations                                                             610                 54
                                                                                                    -------------------------------
      Total current liabilities                                                                           25,101             21,644

Capital lease obligations, net of current portion                                                            955                 89
Other                                                                                                        279                 --

Commitments and contingencies

Stockholders' equity :
    Preferred stock, par $.01 per share, 10,000,000 shares authorized
      none issued and outstanding                                                                             --                 --
    Common stock, par $.01 per share, 50,000,000 shares authorized;
      18,648,765 and 18,101,124 shares issued and outstanding, respectively                                  186                181
    Additional paid-in capital                                                                            42,725             40,743
    Deferred compensation                                                                                    (25)              (131)
    Accumulated other comprehensive loss                                                                    (520)              (249)
    Stockholder's receivable                                                                              (2,933)            (2,933)
    Retained earnings                                                                                      3,809              2,011
                                                                                                    -------------------------------
      Total stockholders' equity                                                                          43,242             39,622
                                                                                                    -------------------------------
      Total liabilities and stockholders' equity                                                        $ 69,577           $ 61,355
                                                                                                    ===============================

The accompanying notes are in integral part of these consolidated financial statements.

                          OAO TECHNOLOGY SOLUTIONS, INC
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                              For the years ended December 31,
                                                                                       --------------------------------------------
                                                                                         2000              1999              1998
                                                                                       --------------------------------------------
Cash Flows from Operating Activities:
    Net income (loss)                                                                  $  1,798          $  1,851          $ (3,498)
    Adjustment to reconcile net income (loss) to net
      cash (used in) provided by  operating activities:
        Depreciation and amortization                                                     3,326             2,164             1,248
        Asset abandonment costs                                                              --                --             2,100
        Bad debt expense                                                                    755               474             4,200
        Deferred income taxes                                                                23               105            (1,136)
        Change in assets and liabilities:
          Accounts receivable                                                            (6,468)              115             1,271
          Income tax receivable                                                             180               403            (1,337)
          Other current assets                                                             (714)           (3,243)              189
          Deposits and other assets                                                        (696)              (76)              328
          Accounts payable                                                               (2,355)            2,274            (6,841)
          Accrued expenses                                                                 (820)            2,009               652
          Unearned revenue                                                                  203               252               166
          Other long-term liabilities                                                       279                --                --
          Income tax payable                                                                (52)              605              (591)
                                                                                       --------------------------------------------
             Net cash (used in) provided by operating activities                         (4,541)            6,933            (3,249)
                                                                                       --------------------------------------------

Cash Flows from Investing Activities:
    Purchase of businesses, net of cash acquired                                           (546)             (289)           (6,570)
    Expenditures for property and equipment                                              (3,479)           (1,707)           (2,233)
    Repayments of notes receivable                                                          360                --                --
    Capitalized software costs                                                           (1,097)           (1,682)               --
    Other assets                                                                         (1,000)               --                --
                                                                                       --------------------------------------------
             Net cash used in investing activities                                       (5,762)           (3,678)           (8,803)
                                                                                       --------------------------------------------

Cash Flows from Financing Activities:
    Borrowings under revolving credit agreement, net                                      6,000                --                --
    Proceeds from the sale of common stock, net                                           1,641             1,277               298
    Receipt of stockholders' receivable                                                      --                --               133
    Repayments of capital lease obligations                                                (148)             (740)             (552)
    Proceeds from sale-leaseback                                                          1,584                --                --
    Repayments of notes payable                                                              --                --              (378)
                                                                                       --------------------------------------------
             Net cash provided by (used in) financing activities                          9,077               537              (499)
                                                                                       --------------------------------------------
Effect of exchange rate changes on cash                                                    (137)             (265)              (55)
                                                                                       --------------------------------------------
Net (decrease) increase in cash and cash equivalents                                     (1,363)            3,527           (12,606)
Cash and cash equivalents, beginning of year                                             13,142             9,615            22,221
                                                                                       --------------------------------------------
Cash and cash equivalents, end of year                                                 $ 11,779          $ 13,142          $  9,615
                                                                                       ============================================

The accompanying notes are an integral part of these consolidated financial statements.

                          OAO TECHNOLOGY SOLUTIONS, INC
                 Consolidated Statement of Stockholders' Equity
                        (Dollars and Shares in thousands)

                For the years ended December 31, 2000, 1999, 1998

                                                                               Accumulated
                                       Common Stock   Additional                   Other                                  Total
                                     ---------------   Paid-in      Deferred   Compensation  Stockholders'  Retained   Stockholders'
                                     Shares   Amount   Capital    Compensation     Loss       Receivable    Earnings      Equity
                                     -----------------------------------------------------------------------------------------------
Balance, January 1, 1998             16,285    $163   $ 34,454      $ (76)      $  --        $  (133)       $ 3,658     $ 38,066
                                     -----------------------------------------------------------------------------------------------
Net loss                                 --      --         --         --          --             --         (3,498)      (3,498)
Exercise of stock options               187       2        489         --          --             --             --          491
Amortization of
    deferred compensation                --      --         --         30          --             --             --           30
Shares issued for the
    acquisition of ETG                  222       2        852         --          --             --             --          854
Option grants to non-employees           --      --        127       (127)         --             --             --           --
Payment of stockholders receivable       --      --         --         --          --            133             --          133
Foreign currency
    translation adjustment               --      --         --         --        (435)            --             --         (435)
Costs associated with sale
    of common stock                      --      --       (193)        --          --             --             --         (193)
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 1998           16,694     167     35,729       (173)       (435)            --            160       35,448
                                     -----------------------------------------------------------------------------------------------
Net income                               --      --         --         --          --             --          1,851        1,851
Exercise of stock options               219       2        547         --          --             --             --          549
Tax benefit related to
    exercise of stock options            --      --        101         --          --             --             --          101
Amortization of
    deferred compensation                --      --         --         42          --             --             --           42
Shares issued for
    employee stock purchase plan        210       2        575         --          --             --             --          577
Shares issued for note receivable       750       8      2,925         --          --         (2,933)            --           --
Shares issued to vendor                 228       2        816         --          --             --             --          818
Foreign currency
    translation adjustment               --      --         --         --         186             --             --          186
Refund of costs associated
    with sale of common stock            --      --         50         --          --             --             --           50
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 1999           18,101     181     40,743       (131)       (249)        (2,933)         2,011       39,622
                                     -----------------------------------------------------------------------------------------------
Net income                               --      --         --         --          --             --          1,798        1,798
Exercise of stock options               217       2        815         --          --             --             --          817
Tax benefit related to
    exercise of stock options            --      --        346         --          --             --             --          346
Amortization of
    deferred compensation                --      --         --        106          --             --             --          106
Shares issued for
    employee stock purchase plan        331       3        821         --          --             --             --          824
Foreign currency
    translation adjustment               --      --         --         --        (271)            --             --         (271)
                                     -----------------------------------------------------------------------------------------------
Balance, December 31, 2000           18,649    $186   $ 42,725      $ (25)      $(520)       $(2,933)       $ 3,809     $ 43,242
                                     -----------------------------------------------------------------------------------------------

The accompanying notes are in integral part of these consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.   Summary of Significant Accounting Policies

Description of the Company

OAO Technology Solutions, Inc. ("the Company" or "OAOT") is a global integrator of information technology and eBusiness solutions. The Company began its operations in 1993 as a division of OAO Corporation, was incorporated in March 1996 and was spun off from OAO Corporation in April 1996. The Company operates four business segments: Healthcare IT Solutions, Enterprise Applications and eBusiness Solutions, Managed IT Services, and Professional Services.

Principles of Consolidation

The consolidated financial statements include the accounts of all majority owned domestic and foreign subsidiaries. All other investments in affiliates are carried at cost. All significant inter-company accounts and transactions have been eliminated.

Revenue Recognition

The Company provides services under contracts, primarily to large commercial customers. Service revenues are generally recognized ratably over the period of the related contract. Revenue for fixed-price contracts is recorded on the basis of the estimated percentage of completion, based on costs incurred as compared to estimated costs at completion of the services rendered. Revenues under time-and-materials contracts are recorded at the contracted rates plus other direct costs as they are incurred. Losses, if any, on contracts are recognized as soon as they become known.

The Company recognizes software revenue under the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" (as amended by SOP No. 98-4 and SOP No. 98-9). Except as noted below, software license fees are recognized as revenue upon the customer's execution of a noncancelable license agreement and the Company's delivery of the software, provided that the fee is fixed and determinable, collectibility is probable, and no customization of the software is required. Revenues are recognized from per member, per month (PMPM) software license arrangements as payments from customers become due. Revenues from software maintenance contracts are recognized ratably over the maintenance period based upon their vendor specific objective evidence of fair value. Revenues from consulting and training services are recognized on a time-and-materials basis as services are performed. Amounts received in advance of the delivery of software or the performance of services are classified as unearned revenue on the consolidated balance sheets.

Stock-Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." As permitted under this statement, the Company continues to follow the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" for the recognition and measurement of employee stock-based compensation and, therefore, provides only the disclosures required under SFAS No. 123. Using the intrinsic method prescribed in APB Opinion No. 25, compensation costs are measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

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

Restructuring and Other Charges

During 1998, the Company recorded pre-tax restructuring charges of approximately $1 million. The restructuring costs relate primarily to involuntary employee termination benefits. Terminated employees were notified, in writing, of the terms and conditions of their severance.

During the third quarter of 1998, the Company discontinued an enterprise-wide financial management system project. As a result, the Company recorded a write-off of approximately $2.1 million related to this abandonment.

Foreign Currency Translation

The assets and liabilities of the Company's foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated at the exchange rates in effect on the balance sheet date, and income and expenses are translated at the weighted average exchange rate during the period. Translation gains or losses are included as a component of accumulated other comprehensive loss and represent the sole source of comprehensive income (loss) other than net income (loss).

Cash and Cash Equivalents

The Company considers all securities with a remaining maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2000 and 1999, the Company's cash equivalents consisted of overnight reverse repurchase agreements and demand deposits.

Property and Equipment

Property and equipment, which includes capital leases, is recorded at cost. Purchased or developed internal-use software is capitalized in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Property and Equipment and internal use software are depreciated using the straight-line method over their estimated useful lives of three to five years. Leasehold improvements and capital leases are amortized over the shorter of the term of the related lease or their estimated useful lives.

Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, costs are capitalized in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Software product development costs are amortized based on current and future revenue for each product with annual minimum amortization equal to the straight-line amortization over the remaining estimated economic life of the product. Amortization of such costs was $414,000, $86,000 and $0 for the years ended December 31, 2000, 1999 and 1998, respectively.

Goodwill

Goodwill resulting from business purchases represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis over estimated useful lives of seven to ten years. Amortization expense was $769,000, $751,000, and $313,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Accumulated amortization was $1,907,000 and $1,138,000 at December 31, 2000 and 1999, respectively.

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

Fair Value of Financial Instruments

The Company's financial instruments, principally cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value due to the short term nature of these instruments. The Company's note receivable and revolving debt are carried at cost which approximates fair value as these instruments bear interest at variable market rates. Considerable judgement is required to estimate fair value. Accordingly, the estimates provided are not necessarily indicative of the amounts the Company could realize in a current market exchange.

Concentration of Risk

The Company has two strategic customers. One strategic customer accounted for 76.0%, 75.7% and 67.0%, and the other accounted for 12.8%, 15.9% and 23.4%, of
total  revenues  for  the  years  ended  December  31,  2000,   1999  and  1998,
respectively.

Financial instruments that potentially subject the Company to concentration of credit risk principally consist of accounts receivable and cash equivalents. The Company's two largest strategic customers accounted for approximately 60.9% and 9.5%, respectively, of accounts receivable as of December 31, 2000 and 61.9% and 22.1%, respectively, of accounts receivable as of December 31, 1999. The Company did not have any other customers with balances in excess of 10.0% of accounts receivable as of December 31, 2000 and 1999, respectively. The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support customer receivables.

The Company has investments in overnight reverse repurchase agreements with a commercial bank. As of December 31, 2000 and 1999, the Company had invested approximately $10.5 and $8.5 million in overnight reverse repurchase agreements with this bank. The bank provides underlying collateral consisting of U.S. government securities which fully secures the carrying value of the reverse repurchase agreements. Because the transactions are entered into and settled daily, management believes that the risk of market value impairment on a given day is nominal.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and its resulting designation. The Company will adopt SFAS No. 133 on January 1, 2001 and believes that the adoption of this standard will not have an impact on its results of operations and financial position.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 in the fourth quarter of 2000 did not impact the Company's results of operations or financial position.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. The adoption of this interpretation did not impact the Company's results of operations or financial position.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation.


2.   Supplemental Disclosure of Cash Flow Information

                                                        For the years ended December 31,
                                                             2000     1999     1998
                                                        --------------------------------
Cash paid during the year for:
    Interest                                               $   68   $   52   $  135
    Income taxes                                            1,309    1,494    1,180

Supplemental noncash investing and financing activities:
    Fair value of stock issued for software licenses           --    2,288       --
    Fair value of stock issued for note receivable             --    2,933       --

3.   Acquisitions

The Company has made several acquisitions to further its strategic business objectives. In October 2000, the Company acquired the assets of a division of another company for approximately $400,000 in cash. The division provides IT staff augmentation services and has offices in Atlanta and Boston. The Company also made one acquisition in 1999, and three in 1998. All acquisitions were accounted for under the purchase method of accounting and the excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The results of each of the acquired companies have been included in the operations of the Company from the effective date of acquisition. The Company's 1999 and 1998 acquisitions are as follows:

OAO/ICOR UK Ltd. Acquisition

Effective May 27, 1999, the Company acquired the remaining 50% of the outstanding capital stock of OAO/ICOR UK Ltd. not already owned by the Company. The Company paid $688,000 for the outstanding capital stock of the seller. The purchase resulted in goodwill of approximately $501,000, which is being amortized on a straight-line basis over seven years. The Company ceased applying the equity method of accounting on the effective date of the acquisition.

ETG, Inc. Acquisition

Effective November 1, 1998, the Company entered into an agreement and plan of merger with Enterprise Technology Group, Inc. (ETG), a Delaware corporation, and ETG's three stockholders. Pursuant to the agreement and plan of merger, the ETG stockholders exchanged all of the issued and outstanding stock of ETG, consisting of 1,000 shares of common stock, par value $.10 per share, for 222,222 shares of common stock, par value $.01 per share of the Company valued at approximately $850,000. The Company, prior to the merger, provided ETG interest free advances totaling approximately $216,000. Additionally, at closing, the Company repaid ETG's stockholder loans of approximately $109,000. The purchase resulted in goodwill of approximately $1,000,000, which is being amortized on a straight-line basis over seven years.

OAO Services, Inc. Acquisition

Effective July 1, 1998, the Company completed the acquisition of all of the outstanding capital stock of OAO Services, Inc., pursuant to a Stock Purchase Agreement among the Company, OAO Corporation and an individual stockholder (the individual stockholder together with OAO Corporation, the "Stockholders"). Pursuant to the terms of the Stock Purchase Agreement, the purchase price payable by the Company to the Stockholders in connection with the acquisition included (i) cash in the amount of $2,305,000, subject to certain purchase price adjustments, (ii) the payment by OAOT to the bank of $4,561,000 for the retirement of outstanding debt under a financing agreement, and (iii) earn-out payments to the Stockholders. Under the terms of the Stock Purchase Agreement, the Company is required to make earn-out payments in amounts equal to 10% of the Company's pre-tax profit in excess, if any, of $2 million subject to certain increases, for the three years ended December 31, 1999, 2000 and 2001. The aggregate earn-out payments shall not exceed $5 million. For the years ended December 31, 2000 and 1999, the Company recognized $125,000 and $148,000 of earn-out payments, respectively. The amounts earned under this agreement increase the amount of goodwill attributable to this transaction. The purchase resulted in goodwill of approximately $2,300,000, which is being amortized on a straight-line basis over ten years.

DHR Technologies Acquisition

Effective April 2, 1998, the Company acquired certain assets and liabilities of DHR Technologies, Inc. (DHR) for approximately $1.1 million in cash and assumed liabilities. DHR, a Maryland-based information technology services company and software developer, provided technical services in a variety of disciplines, including object-oriented software engineering; WorldWide Web/multimedia applications; training and consulting; and maintenance engineering. The purchase resulted in goodwill of approximately $1,500,000, which is being amortized on a straight-line basis over seven years.

The unaudited pro forma information set forth below gives effect to the OAO Services, Inc. acquisition as if it had occurred at the beginning of 1998. The effect of the other acquisitions in 2000, 1999, and 1998 are not significant to the pro forma information and therefore have been excluded from the presentation below. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time (unaudited, dollars in thousands except per share amounts):

                                                   For the year ended
                                                       December 31,
                                                           1998
                                                   ------------------
Revenue                                              $   142,140
Net loss                                                  (2,986)
Basic loss per share                                       (0.18)
Diluted loss per share                                     (0.18)

4.   Net Income Per Common Share

     (dollars and shares in thousands, except per share amounts)

                                                       For the years ended December 31,
                                                           2000      1999      1998
                                                       --------------------------------
Basic Earnings (Loss) Per Share
    Net income (loss)                                    $ 1,798   $ 1,851   $ (3,498)
    Weighted average number of shares                     17,883    16,856     16,434
                                                       --------------------------------
    Basic earnings (loss) per share                      $  0.10   $  0.11   $  (0.21)
                                                       ================================

Diluted Earnings (Loss) Per Share
    Net income (loss)                                    $ 1,798   $ 1,851   $ (3,498)
    Weighted average number of shares and equivalents:
    Weighted average shares                               17,883    16,856     16,434
    Shares issuable upon exercise of stock options           601       506         --
                                                       --------------------------------
    Total weighted average shares and equivalents         18,484    17,362     16,434
                                                       --------------------------------
Diluted earnings (loss) per share:                       $  0.10   $  0.11   $  (0.21)
                                                       ================================

Options to purchase 1,975,656, 1,244,071 and 315,000 shares outstanding during 2000, 1999 and 1998, respectively, were not included in the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares.

5.   Unbilled Accounts Receivable

Unbilled accounts receivable as of December 31, 2000 and 1999 consisted of the following (in thousands):

                                                               2000       1999
                                                             ------------------
Amounts billable                                             $ 4,488    $ 4,727
Amounts billable subject to extended payment terms             2,561        602
Amounts billable pending receipt of  contractual documents
    authorizing billing                                           84        223
Allowance for doubtful accounts                                 (449)      (493)
                                                             ------------------
      Total                                                  $ 6,684    $ 5,059
                                                             ==================

6.   Other Current Assets

Other current assets include software licenses for resale of $4.8 million and $5.0 million at December 31, 2000 and 1999, respectively. In connection with a Value Added Industry Remarketer agreement with Siebel Systems, Inc., on August 31, 1999, the Company purchased software licenses in the amount of $5.1 million for resale to third parties. The software licenses were purchased with cash of $2.8 million and 228,800 shares of the Company's common stock, which was guaranteed to have a market value of $10 per share at August 31, 2000. The difference between the closing share price at August 31, 2000, of $4.94, and the guaranteed market value, which is approximately $1.2 million, is due August 31, 2001. The cash settlement amount of $1.2 million and the fair value of this guarantee of $1.3 million is included in accrued expenses at December 31, 2000 and 1999, respectively. Changes in the fair value of the guarantee are reflected in the Statements of Operations as other income in the amount of $0.1 million for the year ended December 31, 2000.

7. Property and Equipment

Property and equipment at December 31, 2000 and 1999 consisted of the following (in thousands):

                                                             2000        1999
                                                          ---------------------
Furniture and equipment                                    $  6,929     $ 5,427
Leasehold improvements                                          522         386
Internal-use software                                         2,877       1,689
                                                          ---------------------
                                                             10,328       7,502
    Less accumulated depreciation and amortization           (4,550)     (3,115)
                                                          ---------------------
      Property and equipment, net                          $  5,778     $ 4,387
                                                          ======================


The Company leases furniture and equipment which are accounted for as capital leases. Amounts related to capital leased assets included in property and equipment at December 31, 2000 and 1999 are furniture and equipment of $2,103,000 and $699,000, respectively and accumulated amortization of $447,000 and $337,000, respectively.


8.   Accrued Expenses

Accrued expenses at December 31, 2000 and 1999 consisted of the following (in thousands):

                                                            2000          1999
                                                         -----------------------
Accrued compensation and benefits                          $ 5,993       $ 7,457
Accrued expenses - primarily trade vendors                   4,087         3,882
Other                                                          465           379
                                                         -----------------------
        Total accrued expenses                             $10,545       $11,718
                                                         =======================

9.   Credit Agreements

The Company entered into a $35 million combined revolving credit and term loan agreement (the "Agreement") with a bank on June 30, 1999. The Agreement provides a $15 million revolving line of credit ("Revolver") and a $20 million term loan facility. The Revolver provides for a commitment fee of 0.30% to 0.50% of the unused balance and interest at the prime rate or, at the Company's option, at LIBOR plus a 1.75% to 2.5% risk adjusted premium. The Revolver matures on May 31, 2002. The Agreement's term loan facility provides for a draw fee of 0.50% payable when drawn upon and interest at LIBOR plus a risk- adjusted premium. The term loan facility matures on May 31, 2001. However, in the event that there are no borrowings under the term facility by May 31, 2001, the maturity is extended to May 31, 2002. Draws under the Agreement are limited to a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). The Company may convert the revolving line of credit to an asset-based loan limited to a percentage of eligible billed and unbilled trade receivables. The Agreement also requires maintenance of certain financial covenants, prohibits the payment of dividends and pledges all Company assets as collateral, among other restrictions. There were no borrowings outstanding under this Agreement as of December 1999 and $ 6.0 million outstanding as of December 31, 2000 bearing interest at a rate of 9.5 %.


10.  Lease Commitments

The Company leases furniture and equipment under capital lease arrangements. The Company also leases office space and office equipment under operating leases. The minimum fixed, non-cancelable lease payments under the Company's lease commitments at December 31, 2000 are as follows:

Future minimum lease payments:                       Capital      Operating
Year ended December 31:                               Leases       Leases
                                                    -----------------------
2001                                                $    751        $ 3,239
2002                                                     738          2,961
2003                                                     145          2,834
2004                                                     144          2,323
2005                                                      10          2,067
      Thereafter                                          --          1,701
                                                    -----------------------
                                                       1,788        $15,125
                                                    --------
Less amount representing interest                       (223)
                                                    --------
Present value of lease payments                        1,565
Current portion of capital lease obligations             610
                                                    --------
                                                    --------
Noncurrent portion of capital lease obligations     $    955
                                                    --------


Capital lease obligations have effective interest rates that range from 7.8% to 9.5% and have aggregate monthly payments of approximately $60,000 and $9,000, at December 31, 2000 and 1999, respectively. A number of operating leases have escalation clauses for increases in real estate taxes, operating costs and inflation, and various renewal options for up to five years. Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $2,076,000, $1,707,000 and $1,297,000, respectively.

11.  Income Taxes

The Company's provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 consisted of the following (in thousands):

                                                      2000      1999      1998
                                                    ---------------------------
Current:
     Federal                                        $   150   $   615   $  (134)
     Foreign                                          1,115       605      (410)
     State                                               41       128        (6)
                                                    ---------------------------
        Total current provision (benefit)             1,306     1,348      (550)
Deferred:
     Federal                                             19       167    (1,153)
     State                                                4        39      (178)
                                                    ---------------------------
        Total deferred provision (benefit)               23       206    (1,331)
                                                    ---------------------------
Total provision (benefit)                           $ 1,329   $ 1,554   $(1,881)
                                                    ---------------------------

The provision (benefit) for income taxes differs from the amount computed by applying the statutory Federal income tax rate as follows:

                                                      2000      1999      1998
                                                   ---------------------------

Expected statutory amount                             34.0%     34.0%    (34.0)%
Nondeductible expense                                  3.1       0.8      (1.3)
Foreign income taxes                                   3.9       7.7        --
State income taxes, net of federal benefit             1.4       3.1      (1.5)
Other                                                  0.1        --       1.8
                                                   ---------------------------
Effective rate                                        42.5%     45.6%    (35.0)%
                                                   ---------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effects of significant temporary differences that comprise the deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows (in thousands):

                                                          2000            1999
                                                        -----------------------
Deferred tax assets:
     Bad debt                                           $   674         $   510
     Accrued employee benefits                              212             169
     Goodwill                                               261             202
     Charitable contributions                                85              69
     Other expense items                                    195             195
                                                        -----------------------
        Total deferred tax assets                         1,427           1,145
Deferred tax liabilities                                    (73)           (114)
                                                        -----------------------
        Net deferred tax assets                         $ 1,354         $ 1,031
                                                        -----------------------

Deferred tax assets and liabilities are reflected on the Company's consolidated balance sheets at December 31, 2000 and 1999 as follows (in thousands):

                                                            2000           1999
                                                         -----------------------
Net current deferred tax assets                            $1,093         $  829
Net non-current deferred tax assets                           261            202
                                                         -----------------------
       Net deferred tax assets                             $1,354         $1,031
                                                         -----------------------

12. Employee Benefit Plans

Employee Savings Plans

The Company sponsors defined contribution plans for its eligible employees in the United States and Canada. The U.S. plan covers substantially all of the Company's U.S. employees. Participants may contribute to the plan an amount between 1% and 15% of their total annual compensation. The Company makes matching contributions of 20% of each participant's contributions up to 10% of annual compensation. The Canadian plan covers substantially all of the Company's Canadian employees. Participants may contribute to the plan an amount between 1% and 18% of their total annual compensation. The Company makes matching contributions of 50% of each participant's contributions up to 5% of annual compensation. Company matching contributions under all defined contribution savings plans amounted to approximately $839,000, $764,000 and $688,000 in 2000, 1999 and 1998, respectively.

Employee Stock Purchase Plan

The Company has a qualified Employee Stock Purchase Plan (ESPP) under section 423 of the Internal Revenue Code, with a total of 1,000,000 shares reserved for issuance thereunder. The ESPP enables substantially all employees in the United States and Canada to subscribe to purchase shares of common stock on a quarterly basis. The purchase price is determined as the lower of 85% of the fair market value of the shares on the first day of the quarter or 85% of the fair market value of the shares on the last trade day of the quarter. During 2000 and 1999, the Company issued 337,125 and 210,021 shares, respectively, at an average price per share of $3.31 and $2.75. No shares were issued during 1998.

Deferred Compensation Plan

Beginning in 2000, the Company established a non-qualified deferred compensation plan for certain Executives and Directors, which provides the opportunity for participants to enter into agreements for the deferral of a specified percentage of their cash compensation. The amount of compensation to be deferred is determined by participant elections, subject to plan limitations. The Company may make discretionary contributions, which are subject to a vesting schedule. The amount distributed will be based on the amounts deferred, as increased or decreased for deemed investment in mutual funds or other investments designated by the participant from choices offered by the Company. Contributions to the plan are held by a "Rabbi Trust," the net assets of which are consolidated into the financial statements of the Company. Such investments consist primarily of marketable equity securities, classified as trading securities, which have been included in deposits and other assets on the consolidated balance sheet at their fair value of $279,000 at December 31, 2000. Unrealized gains and losses on investments held in the "Rabbi Trust" are recognized in net income of the period in which they occur. The deferred compensation obligation of $279,000 is included in other noncurrent liabilities on the consolidated balance sheet. Changes in the fair value of the deferred compensation obligation are recognized in net income in the period they occur.

Stock-Based Compensation

Under the 1996 Equity Compensation Plan, as amended, (the "Plan") the Company is authorized to grant stock options to employees, officers, directors and consultants. The Plan provides for the issuance of up to 6.6 million shares of common stock for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, and restricted stock awards up to a maximum of 1.6 million shares of common stock to an individual in any one year. Generally, these grants vest ratably over a four or five year period and expire six to ten years after the date of grant. The exercise price of options granted under the Plan is equal to the fair market value on the date of grant. The Company accounts for employee stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Pursuant to SFAS No. 123, the Company recognized approximately $106,000, $42,000 and $30,000 of compensation expense on options granted to non-employees for the years ended December 31, 2000, 1999 and 1998, respectively.

A summary of the Company's stock option plan activity for the years ended December 31, 2000, 1999, and 1998 is presented below:

                                                Number of                             Average
                                                 Option         Exercise Price        Exercise
                                                 Shares           Per Share            Price
                                          ----------------------------------------------------
Outstanding January 1, 1998                    1,505,476        $2.00 - $5.10          $ 2.93
Granted                                        2,942,865         3.50 -  8.50            5.53
Canceled                                      (1,512,849)        2.00 -  8.50            6.01
Exercised                                       (186,790)        2.00 -  5.10            2.63
----------------------------------------------------------------------------------------------
Outstanding, December 31, 1998                 2,748,702        $2.00 - $8.50          $ 4.04
Granted                                        1,178,115         2.00 -  5.19            4.72
Canceled                                      (1,102,590)        2.00 -  8.50            4.83
Exercised                                       (219,523)        2.00 -  8.50            2.51
----------------------------------------------------------------------------------------------
Outstanding, December 31, 1999                 2,604,704        $2.00 - $8.50          $ 4.09
Granted                                        2,056,150         1.35 -  8.27            6.21
Canceled                                        (765,822)        2.00 -  8.50            5.47
Exercised                                       (216,664)        2.00 -  8.50            3.77
----------------------------------------------------------------------------------------------
Outstanding December 31, 2000                  3,678,368        $1.35 - $8.50          $ 5.01
                                          ----------------------------------------------------

For the year ended December 31, 1998, 800,366 incentive stock options with exercise prices ranging from $4.63 to $8.50 were re-priced to $3.50. These options are included in amounts granted and canceled in 1998.

The  following   summarizes   information  about  the  Company's  stock  options
outstanding at December 31, 2000:

                                  Weighted
                                   Average         Weighted                       Weighted
 Range of                         Remaining         Average                        Average
 Exercise          Number     Contractual Life     Exercise        Number         Exercise
  Prices        Outstanding       (in Years)         Price       Exercisable       Price
------------------------------------------------------------------------------------------
$1.35-$2.00        737,063           5.25           $ 1.62          309,563       $ 2.00
2.40 - 3.50        787,899           3.95             3.38          319,890         3.44
3.66 - 5.19        939,956           4.28             4.94          353,021         5.04
    5.63            45,000           3.38             5.63           22,500         5.63
8.27 - 8.50      1,168,450           5.47             8.27           32,500         8.32
------------------------------------------------------------------------------------------
$1.35-$8.50      3,678,368           4.77           $ 5.01        1,037,474       $ 3.76
------------------------------------------------------------------------------------------

As of  December  31,  2000,  1999 and 1998,  options of  1,037,474,  906,953 and
670,322, respectively, were exercisable with a weighted average exercise price of $3.76, $3.74 and $3.53, respectively. As of December 31, 2000, 1999 and 1998, approximately 1.5 million, 2.8 million and 200,000 options were available for grant, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2000, 1999 and 1998: risk-free interest rates of 5.94,
5.50 and 5.17 percent, respectively; no expected dividend yields; and expected lives of 5 years. In 2000, 1999 and 1998, the expected volatility was 93%, 70% and 55%, respectively. Using these assumptions, the fair value of the stock options granted in 2000, 1999 and 1998 on a per share, weighted average basis was $4.63, $2.94 and $2.58, respectively, which would be amortized as compensation expense over the vesting period of the options.

Had compensation cost for these plans been recognized under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

                                                 2000        1999        1998
                                              --------------------------------

Consolidated net income (loss):
     As reported                              $  1,798    $  1,851   $ (3,498)
     Pro forma                                  (1,009)        807     (4,563)
Basic net income (loss) per common share:
     As reported                                  0.10        0.11      (0.21)
     Pro forma                                   (0.06)       0.05      (0.28)
Diluted net income (loss) per common share:
     As reported                                  0.10        0.11      (0.21)
     Pro forma                                   (0.06)       0.05      (0.28)

13. Segment and Geographic Information

The Company operates four business segments. The Company's reportable segments are Healthcare IT Solutions, Enterprise Applications and eBusiness Solutions (formerly, E-Business Consulting Solutions), Managed IT Services (formerly, Network and Systems Business Solutions) and Professional Services. As a result of the evolution in the services the Company provides, two of the Company's reportable segment names have been changed in 2000 from 1999; however, the composition of the reported segments from 2000 to 1999 has not changed.

The Healthcare IT Solutions segment provides proprietary software products and business solutions for healthcare organizations. The division provides full service solutions via its proprietary MC400 software on a one-time license or PMPM basis. This includes customer service, installation service, training and ongoing support.

The Enterprise Applications and eBusiness Solutions segment provides integration services and software solutions. The division's three practices are eBusiness Solutions, Application/Managed Service Provider (A/MSP) and Application Management Services (AMS). These practice areas focus on AMS, CRM, Portals, eCommerce and ERP.

The  Managed  IT  Services   segment   provides   network  and  systems  design,
integration, and management of large-scale data-center environments linking multiple technologies, operating systems, protocols and geographic areas. The division manages enterprise systems and provides desktop management services, which includes on-site and remote network systems management.

The Professional Services segment provides information technology personnel that are regularly utilized within engagements to meet short or indefinite term requirements. These highly skilled professionals are provided to augment the client's staffing requirements.

The Company evaluates the performance of each segment based on segment revenues and gross profit. Summary information by segment as of and for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                               2000                 1999                  1998
                                                           ----------------------------------------------------
Managed IT Services
     Revenues                                              $  60,518            $  67,117             $  73,465
     Gross profit                                             11,271               14,136                14,396
     Segment assets                                           26,312               24,496                24,281
Professional Services
     Revenues                                                 55,299               64,126                30,461
     Gross profit                                              6,911                6,074                 2,920
     Segment assets                                           11,515               14,025                12,981
Enterprise Applications and eBusiness Solutions
     Revenues                                                 23,102                8,353                 3,289
     Gross profit (loss)                                       1,820               (4,226)               (2,671)
     Segment assets                                           14,636                9,786                 3,420
Healthcare IT Solutions
     Revenues                                                 13,666               10,566                 6,127
     Gross profit                                              4,678                2,514                 1,592
     Segment assets                                            9,791                5,958                 2,556
Segment totals
     Revenues                                              $ 152,585            $ 150,162             $ 113,342
     Gross profit                                             24,680               18,498                16,237
     Segment assets                                           62,254               54,265                43,238

The following table reconciles reportable gross profit and segment assets to the Company's consolidated totals. Selling, general and administrative expenses; restructuring and other charges; and interest and other income and expenses are not allocated to segments (in thousands):

                                                                          2000              1999              1998
                                                                       --------------------------------------------
Gross profit for reportable segments                                   $ 24,680          $ 18,498          $ 16,237
     Selling, general and administrative expenses unallocated            22,675            16,014            19,100
     Restructuring and other charges unallocated                           --                --               3,135
                                                                       --------------------------------------------
         Total consolidated income (loss) from operations                 2,005             2,484            (5,998)
     Interest and other (income) expense unallocated                      1,122               921               619
                                                                       --------------------------------------------
         Total consolidated income (loss) before income taxes          $  3,127          $  3,405          $ (5,379)
                                                                       --------------------------------------------

Total assets for reportable segments                                   $ 62,254          $ 54,265          $ 43,238
     Note receivable, OAO Corporation                                     2,160             2,520             2,520
     Property and equipment unallocated                                   3,055             2,605             2,887
     Income taxes unallocated                                             2,108             1,965             2,473
                                                                       --------------------------------------------
         Total consolidated assets                                     $ 69,577          $ 61,355          $ 51,118
                                                                       --------------------------------------------

The Company generated substantially all of its revenues in the United States and Canada during the three years ended December 31, 2000. The following represents a summary of information by geographic area (in thousands):

                                                           For the years ended December 31,
                                                     2000                1999                  1998
                                                  ----------------------------------------------------
Revenues:
      United States                               $ 117,711           $ 131,261              $  93,066
      Canada                                         29,019              16,029                 20,193
      Other consolidated entities                     5,855               2,872                     83
                                                  ----------------------------------------------------
                                                  $ 152,585           $ 150,162              $ 113,342
                                                  ----------------------------------------------------
(Loss) income before income taxes:
      United States                               $    (965)          $   4,722              $  (4,435)
      Canada                                          3,395              (1,575)                  (964)
      Other consolidated entities                       697                 258                     20
                                                  ----------------------------------------------------
                                                  $   3,127           $   3,405              $  (5,379)
                                                  ----------------------------------------------------
Identifiable assets:
      United States                               $  59,049           $  51,702              $  46,879
      Canada                                          9,016               9,493                  5,258
      Other consolidated entities                     1,512                 160                 (1,019)
                                                  ----------------------------------------------------
                                                  $  69,577           $  61,355              $  51,118
                                                  ----------------------------------------------------

14. Related Party Transactions

OAO Corporation

The Company and OAO Corporation (OAO) are related parties because a common stockholder holds a substantial ownership interest in both companies and is the Vice-Chairman of the Board of Directors of the Company.

In May 1999, the Company loaned OAO approximately $2.5 million. The note, as amended, is a demand note with minimum quarterly principal payments of $90,000 plus interest at the prime rate plus 2.5%. The note is further secured by approximately 1.3 million shares of Company stock owned by the Vice-Chairman of the Board of Directors.

During 2000, 1999 and 1998, the Company served as a subcontractor on several contracts with OAO. Revenues under these contracts totaled $871,000, $949,000 and $785,000, respectively. In connection with the OAO Services acquisition, the Company paid OAO $364,000 under an administrative services agreement during 1998. The Company had $421,000, $662,000 and $298,000 in billed and unbilled receivables due from OAO as of December 31, 2000, 1999 and 1998, respectively, and has advanced $500,000 to OAO at December 31, 2000 in connection with a teaming agreement.

Other

The Company had an administrative service agreement with Safeguard Scientifics, Inc., which was terminated effective April 1, 2000. The agreement provided for payment of an administrative fee, not to exceed $500,000. The Company expensed an administrative fee to operations of $124,000 for the year ended December 31, 2000 and $500,000 for each of the years ended December 31, 1999 and 1998, respectively, in connection with this agreement. In addition to the administrative fee, the Company paid other professional service fees incurred on behalf of the Company of $160,000 for the year ended December 31, 1998.

On July 14, 1999, the Chief Executive Officer of the Company acquired 750,000 shares of common stock of the Company, $.01 par value, at $3.91 per share, in exchange for a $2.9 million full recourse note, bearing interest of 5.82% due July 14, 2004. The shares were pledged as collateral for the note, which the Chief Executive Officer has personally guaranteed.

The Company and an unrelated third party each made a strategic investment in an entity, in which the Company's Chief Executive Officer is a member of that entity's Board of Directors. In December 2000, the Company paid $500,000 for a 10% ownership interest. The valuation received by the Company was equal to that of the unrelated third party's investment. The investment is accounted for under the cost method of accounting and is classified as deposits and other assets in the accompanying consolidated balance sheets.

15. Contingencies

The Company from time to time is involved in various litigation arising in the normal course of business. In management's opinion, the Company's ultimate liability or loss, if any, resulting from such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

16. Quarterly Financial Data (Unaudited)

Set forth below is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 (In thousands, except per share data):

                                                                               2000 Quarters Ended
                                                           March 31         June 30          Sept. 30          Dec. 31
                                                           --------         --------         --------          --------
Revenues                                                   $ 38,545         $ 39,695         $ 36,674          $ 37,671
Income (loss) from operations                                   637            1,441             (247)              174
Income before income taxes                                    1,233            1,283              319               292
Net income                                                 $    709         $    738         $    183          $    168
Net income per common share:
      Basic                                                $   0.04         $   0.04         $   0.01          $   0.01
      Diluted                                                  0.04             0.04             0.01              0.01
Weighted average number of shares outstanding:
      Basic                                                  17,635           17,755           17,910            18,130
      Diluted                                                18,976           18,372           18,269            18,206

                                                                               1999 Quarters Ended
                                                           March 31         June 30          Sept. 30          Dec. 31
                                                           --------         --------         --------          --------
Revenues                                                   $ 35,717         $ 39,219         $ 38,887          $ 36,339
Income from operations                                          404              203              734             1,143
Income before income taxes                                      501              564              957             1,383
Net income                                                 $    301         $    340         $    527          $    683
Net income per common share:
     Basic                                                 $   0.02         $   0.02         $   0.03          $   0.04
     Diluted                                                   0.02             0.02             0.03              0.04
Weighted average number of shares outstanding:
     Basic                                                   16,694           16,737           16,986            17,388
     Diluted                                                 17,334           17,204           17,666            17,971

Earnings per share calculations for each of the quarters are based on weighted average number of shares outstanding in each period. Diluted earnings per share calculations adjust net earnings for the dilutive effect of common stock equivalents. Therefore, the sum of the quarters may not necessarily equal the year-to-date earnings per share.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 2000, 1999 and 1998

                                                          Additions
                                                    --------------------
                                                     Balance     Charges
                                                        at       to costs     Charges to
                                                    beginning      and          other       Deductions     Write-    Balance at
(In thousands)                                       of year     expenses     accounts(B)      (C)         Offs(D)   end of year
--------------                                       -------     --------     -----------   ----------     -------   -----------
Allowance for uncollectible
accounts (A)
    Year ended December 31, 1998 .............        $  289       4,227           175          (239)      (2,783)      $1,669
    Year ended December 31, 1999 .............        $1,669         474            --            --         (636)      $1,507
    Year ended December 31, 2000 .............        $1,507         755            --            --         (533)      $1,729

(A) Reflected on the consolidated balance sheets as a reduction of accounts receivable.

(B) A reduction of accounts receivable purchased in acquisition of certain assets of OAO Services, Inc. for the year ended December 31, 1998.

(C)  Provided as a recovery of revenue.

(D)  Reduced accounts receivable and allowance for uncollectible items.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2001 (the "Proxy Statement"), entitled "Election of Directors -- Nominees," "Executive Officers" and "Common Stock Ownership of Principal Stockholders and Management -- Compliance with Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission.

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

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a) (1)   Financial Statements

The financial statements listed in the accompanying Table of Contents to Consolidated financial Statements are filed as part of this Form 10-K, commencing on page 20.

(a) (2)    Schedules

The following consolidated financial statement schedule of the Company is filed as part of this Form 10-K.

Schedule II - Valuation and Qualifying Accounts

(a) (3)    Exhibits

           The exhibits are listed in the index to Exhibits appearing below.

(b)        No reports were filed on form 8-K during the last quarter of fiscal
           2000.

(c)        Exhibits

Exhibit                                                                   Page
  No.                    Description                                       No.
--------------------------------------------------------------------------------

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

10.6   Employment Agreement between Ron Branch and Company dated
       December 1, 1998 (7)

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

10.12  Amended and Restated OAO Technology Solutions, Inc.
       Restricted Stock Grant Letter. Date of grant: July 14, 1999 issued to Gregory A. Pratt. (9)

10.13 Amended and Restated Term Note dated July 14, 1999 between the Company and Gregory A. Pratt. (9)

10.14  Amended and Restated Pledge Agreement dated July 14, 1999 between the Company and Gregory A. Pratt. (9)

10.15  Amended and Restated OAO Technology Solutions, Inc. 1996
       Equity Compensation Plan (10)

10.16  Executive and director deferred compensation plan. (11)

10.17  Consent of Deloitte and Touche LLP (1)

21.1   Subsidiaries of the Registrant.

o OAO HealthCare Solutions, Inc. o OAO Services, Inc. o OAO Systems, Inc. o OAO Technology Solutions (Canada) Inc. o OAO Technology Solutions Europe B.V. o OAO Technology Solutions de Mexico, S.A. de C.V. o OAO Technology Solutions UK Limited.

                         INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statements Nos. 333-36534, 333-75273, 333-75407, and 333-82789 of OAO Technology Solutions, Inc.
on Form S-8 of our report dated February 9, 2001, appearing in this Annual Report on Form 10-K of OAO Technology Solutions, Inc. for the year ended December 31, 2000.

/s/ Deloitte & Touche LLP


Deloitte & Touche LLP
McLean, Virginia
March 28, 2001

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

(11) Incorporated by reference to the Company's Form S-8, filed on May 8, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              OAO Technology Solutions, Inc.

March 28, 2001                                By: /s/ Gregory A. Pratt
                                                 -----------------------------
                                              Gregory A. Pratt
                                              Chief Executive Officer
                                              and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                          Date


  /s/ Gregory A. Pratt         Chief Executive Officer,
---------------------------    President and Director
     Gregory A. Pratt          (Principal Executive Officer)      March 30, 2001

   /s/ J. Jeffrey Fox          Senior Vice President of Finance   March 30, 2001
---------------------------    and Chief Financial Officer
     J. Jeffrey Fox


  /s/ Jerry L. Johnson         Chairman of the Board of           March 30, 2001
---------------------------    Directors
    Jerry L. Johnson


  /s/ Cecile D. Barker         Director                           March 30, 2001
---------------------------
    Cecile D. Barker


/s/ Yvonne Brathwaite Burke    Director                           March 30, 2001
---------------------------
  Yvonne Brathwaite Burke


  /s/ Frank B. Foster, III     Director                           March 30, 2001
---------------------------
    Frank B. Foster, III


    /s/ John F. Lehman         Director                           March 30, 2001
---------------------------
      John F. Lehman


    /s/ Richard B. Lieb        Director                           March 30, 2001
---------------------------
      Richard B. Lieb