Form 10-Q
period 2001-03-31
OAO TECHNOLOGY SOLUTIONS INC
filed 2001-05-14
CIK 1043476

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         As of May 9, 2001, the registrant had outstanding 19,049,738 shares of its Common Stock, par value $0.01 per share.

                         OAO TECHNOLOGY SOLUTIONS, INC.

     Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2001



                                      INDEX
                                      -----

                                                                                            Page Reference
                                                                                            --------------
COVER PAGE......................................................................................... 1

INDEX.............................................................................................. 2

PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets as of March 31, 2001 and
             December 31, 2000 (Unaudited)......................................................... 3

             Condensed Consolidated Statements of Operations and Comprehensive
             Income for the Three Months Ended March 31, 2001 and 2000 (Unaudited)................. 4

             Condensed Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 2001 and 2000 (Unaudited)........................ 5

             Notes to Condensed Consolidated Financial Statements (Unaudited)...................... 6

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..................................................... 9

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK.............................................................................14

PART II - OTHER INFORMATION........................................................................15

           Item 6. Exhibits and Reports on Form 8-K

SIGNATURES.........................................................................................16

                         OAO TECHNOLOGY SOLUTIONS, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                  March 31 ,     December 31,
                                                                                    2001             2000
                                                                                  --------------------------
ASSETS
     Current assets:
         Cash and cash equivalents                                                $ 10,406          $ 11,779
         Accounts receivable:
           Billed, net of allowance of $ 1,164 and $1,280, respectively             22,937            25,129
           Unbilled, net of allowance of $449  and $449, respectively               10,197             6,684
                                                                                  --------------------------
                                                                                    33,134            31,813
         Note receivable - OAO Corporation                                           2,160             2,160
         Deferred income taxes                                                       1,093             1,093
         Other current assets                                                        8,185             7,713
                                                                                  --------------------------
           Total current assets                                                     54,975            54,558
     Property and equipment, net                                                     5,701             5,778
     Purchased and developed software for sale, net                                  2,212             2,279
     Deposits and other assets                                                       2,206             2,204
     Goodwill                                                                        4,550             4,758
                                                                                  --------------------------
           Total assets                                                           $ 69,647          $ 69,577
                                                                                  ==========================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Borrowings under revolving credit agreement                              $  5,000          $  6,000
         Accounts payable                                                            6,302             6,464
         Accrued expenses                                                           11,193            11,068
         Unearned revenue                                                            1,628               959
         Current portion of capital lease obligations                                  639               610
                                                                                  --------------------------
           Total current liabilities                                                24,762            25,101

     Capital lease obligations, net of current portion, and other                      994             1,234

     Commitments and contingencies                                                      --                --

     Stockholders' equity :
         Preferred stock, par $.01 per share, 10,000,000 shares authorized
           none issued and outstanding                                                  --                --
         Common stock, par $.01 per share, 50,000,000 shares authorized;
           18,652,415 and 18,648,765 shares issued and outstanding
           at March 31, 2001 and December 31, 2000, respectively                       189               186
         Additional paid-in capital                                                 42,924            42,725
         Deferred compensation                                                         (17)              (25)
         Accumulated other comprehensive loss                                         (427)             (520)
         Shareholders' receivable                                                   (2,933)           (2,933)
         Retained earnings                                                           4,155             3,809
                                                                                  --------------------------
           Total stockholders' equity                                               43,891            43,242
                                                                                  --------------------------
           Total liabilities and stockholders' equity                             $ 69,647          $ 69,577
                                                                                  ==========================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                                          Three months ended
                                                               March 31,
                                                      ------------------------
                                                          2001          2000
                                                      ------------------------

Revenues                                                $ 39,515     $ 38,545
Direct costs                                              33,001       33,195
                                                      ------------------------
                                                           6,514        5,350
Selling, general and administrative expense                6,113        4,713
                                                      ------------------------
Income from operations                                       401          637
Interest, other income and expenses, net                     201          596
                                                      ------------------------
Income before income taxes                                   602        1,233
Provision for income taxes                                   256          524
                                                      ------------------------
Net income                                                   346          709
Other comprehensive income :
    Foreign currency translation adjustment                   93          (32)
                                                      ------------------------
Comprehensive income                                       $ 439        $ 677
                                                      ========================

Net income per common share:
    Basic                                                 $ 0.02       $ 0.04
                                                      ========================
    Diluted                                               $ 0.02       $ 0.04
                                                      ========================

Weighted average number of shares outstanding:
    Basic                                                 18,090       17,635
                                                      ========================
    Diluted                                               18,218       18,976
                                                      ========================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OAO TECHNOLOGY SOLUTIONS, INC
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                         Three months ended
                                                                               March 31,
                                                                      -------------------------
                                                                            2001         2000
                                                                      -------------------------
Cash Flows from Operating Activities:
    Net income                                                          $     346     $    709
    Adjustment to reconcile net income to net
      cash  provided  by (used in) operating activities:
      Depreciation and amortization                                           959          766
    Change in assets and liabilities:
      Accounts receivable, net                                             (1,321)         609
      Other current assets                                                   (472)        (119)
      Deposits and other assets                                                 6         (420)
      Accounts payable                                                        (32)      (1,954)
      Accrued expenses                                                        125       (1,312)
      Unearned revenue                                                        669          372
      Income taxes payable                                                      -         (122)
                                                                      =========================
         Net cash provided by (used in) operating activities                  280       (1,471)
                                                                      =========================

Cash Flows from Investing Activities:
    Expenditures for property and equipment                                  (608)        (933)
                                                                      =========================
        Net cash used in investing activities                                (608)        (933)
                                                                      =========================

Cash Flows from Financing Activities:
    Net proceeds (repayments) under revolving credit agreement             (1,000)          --
    Proceeds from the sale of common stock, net                               202          993
    Payments on capital lease obligations                                    (211)         (85)
                                                                      =========================
         Net cash (used in) provided by financing activities               (1,009)         908
                                                                      =========================
Effect of exchange rate changes on cash                                       (36)          87
                                                                      =========================
Net (decrease) increase in cash and cash equivalents                       (1,373)      (1,409)
Cash and cash equivalents, beginning of period                             11,779       13,142
                                                                      =========================
Cash and cash equivalents, end of period                                 $ 10,406     $ 11,733
                                                                      =========================

Supplemental cash flows information:
    Cash paid for interest                                               $     18     $     18
    Cash paid for income taxes                                           $  1,100     $    867


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

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of the management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2000 and the Company's other filings with the SEC. The results of operations for the three-month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.


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

The Company recognizes software revenue under the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" (as amended by SOP No. 98-4 and SOP No. 98-9). Except as noted below, software license fees are recognized as revenue upon the customer's execution of a noncancelable license agreement and the Company's delivery of the software, provided that the fee is fixed and determinable, collectibility is probable, and customization of the software is not required. Revenues are recognized from per member, per month
(PMPM) software license arrangements as payments from customers become due. Revenues from software maintenance contracts are recognized ratably over the maintenance period based upon their vendor specific objective evidence of fair value. Revenues from consulting and training services are recognized on a time-and-materials basis as services are performed. Amounts received in advance of the delivery of software or the performance of services are classified as unearned revenue on the consolidated balance sheets.

3.   Earnings per share

Basic earnings per share has been calculated as net earnings divided by weighted-average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted average common and diluted shares outstanding. For the three-month periods ended March 31, 2001 and 2000 the Company's stock options outstanding increased outstanding common shares by 128,000 and 1,341,000 respectively, for total diluted shares outstanding of 18,218,000 and 18,976,000, respectively.

                         OAO TECHNOLOGY SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


4.   Segment information

The Company manages its business segments primarily by service line. As reported in the Company's Annual Report on Form 10-K, the names and certain classifications within the Company's reportable segments were changed in 2000 to better describe the services provided. The 2000 quarterly results have been reclassified to conform to this presentation. The Company's reportable segments are Healthcare IT Solutions, Enterprise Applications and eBusiness Solutions, Managed IT Services and Professional Services.

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

The Company evaluates the performance of each segment based on segment revenues and gross profit. Segment gross profit includes only direct costs. Corporate selling, general and administrative expenses, net interest expense, and other income and expenses are not allocated to segments.

                         OAO TECHNOLOGY SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


Segment information (Continued)

Summary information by segment is as follows:

                                                                              For the three months ended
                                                                                      March 31,
                                                                              --------------------------
    (Amounts in thousands):                                                       2001           2000
                                                                              --------------------------
MANAGED IT SERVICES
    Revenues                                                                  $ 14,730        $ 16,729
    Gross profit                                                                 3,304           3,123
PROFESSIONAL SERVICES
    Revenues                                                                    12,896          14,344
    Gross profit                                                                 1,359           1,807
ENTERPRISE APPLICATIONS AND eBUSINESS SOLUTIONS
    Revenues                                                                     8,804           4,275
    Gross profit, (loss)                                                           943            (320)
HEALTHCARE IT SOLUTIONS
    Revenues                                                                     3,085           3,197
    Gross profit                                                                   908             740
SEGMENT TOTALS
    Revenues                                                                    39,515          38,545
    Gross profit                                                                 6,514           5,350
       Selling, general and administrative expenses unallocated                  6,113           4,713
                                                                              =========================
         Total consolidated income from operations                                 401             637
       Interest, other income  and expenses, net unallocated                       201             596
                                                                              =========================
         Total consolidated income before income taxes                        $    602        $  1,233
                                                                              =========================


5.   Reclassification

Certain reclassifications have been made to the condensed consolidated financial statements for the three months ended March 31, 2000 in order to conform to the presentation used in 2001.

Item 2.
                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and Notes thereto found in this Form 10-Q. Historical results and percentage relationships among any amounts in these Financial Statements are not necessarily indicative of trends in operating results for any future period.

The statements which are not historical facts contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to: dependence on key strategic and end-user customers, the ability to establish new strategic customer relationships, risks associated with fixed-price contracts, future financial results, the ability to sustain and manage growth, lower than expected growth of non-strategic customer revenues, success in achieving marketing and sales goals and other business development initiatives, difficulties of investments in infrastructure, uncertainties relating to the difficulties of transacting on the Internet, transitioning the Company to New Business Sector businesses, potential changes in the prevailing technology away from outsourcing IT applications, the failure of the Company to make necessary enhancements or developments to its existing software products, opportunities in the market place, competition in the industry, general economic conditions, the possibility that strategic or end-user customers could invoke early termination clauses contained in the Company's long-term contracts, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its employees, risks associated with international sales including exposure to fluctuations between the U.S. dollar and other foreign currencies, and other risks described herein and in the Company's other Securities and Exchange Commission filings.


Overview

OAO Technology Solutions, Inc. ("the Company" or "OAOT") is a global integrator of information technology and eBusiness solutions. The Company operates four business segments within two broad business sectors. The New Business Sector includes services in relatively higher margin, faster growth business segments that are newer to OAOT and where management believes there is significant future growth potential. The Traditional Business Sector includes services in relatively lower profit margin, slower growth business segments that are currently profitable and have a recurring positive cash flow. The Company is leveraging the advantages of its Traditional Business Sector by investing profits from the Traditional Business sector into the New Business sector. The Company's business sectors and segments are as follows:

New Business Sector
  Healthcare IT Solutions
  Enterprise Applications and eBusiness Solutions

Traditional Business Sector
  Managed IT Services
  Professional Services

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

The Enterprise Applications and eBusiness Solutions segment provides customer-centric integration services and software solutions that are designed to work cohesively within the framework of our customers' existing business models. The division's three practices are eBusiness Solutions, Application/Managed Service Provider (A/MSP) and Application Management Services
(AMS). These practice areas focus on the following partnerships: CRM/Siebel, Portals/Plumtree, eCommerce/IBM and ERP with SAP and Great Plains. To complement this, we also provide custom application management. OAOT offers both customized and pre-packaged solutions. Integration services are delivered on a consulting and project basis under both time and materials and fixed price arrangements, while our application management and software solutions are made available through an A/MSP model or outsourced from the customer. OAOT can license its enterprise applications software outright or sell on an A/MSP basis.

The Managed IT Services segment provides network and systems design, integration, and management of large-scale environments which link multiple technologies, operating systems, protocols and geographic areas. OAOT manages enterprise systems and provides desktop management services, which include on-site and remote network systems management. These services are provided, generally under long-term fixed price contracts, as either part of an IT outsourcing team with our strategic customers to a wide range of end users or directly to middle market customers. The Company's strategic partners and customers include IBM and Compaq. In 2000, the Company's data center management contract was renewed for ten years. Management believes that revenues from these contracts may increase over the term of the contract; however, there is no assurance that revenues from this contract will increase or continue at historic revenue and profitability levels.

The Professional Services segment provides information technology personnel, primarily on a time-and-materials basis, that are regularly utilized during engagements to meet short or indefinite term requirements. There are also instances where an engagement has started on a time and materials basis and evolved to a fixed-price basis, as the requirements became sufficiently defined. The Professional Services business is concentrated within one strategic customer; however, the Company has expanded its customer base in 2000 and continues to focus on expanding its customer base in the future.

We are focusing our efforts on middle market commercial customers, as well as public sector customers. In support of these efforts, the Company has established strategic relationships with third-party software vendors such as Plumtree, Siebel Systems, Great Plains, Mi8, SAP, and Microsoft. As part of these strategic relationships the Company signed a special Value Added Industry Remarketer (VAIR) agreement with Siebel Systems, Inc. This agreement permits OAOT to design, install, resell and host, on an A/MSP basis, Siebel solutions for commercial and public sector customers in North America and Europe. The Company has also hired teams of experienced sales professionals dedicated solely to selling comprehensive CRM solutions. Although revenues resulting from these relationships were relatively small in 2000, management expects revenues from these relationships to be significant in the future. Management recognizes the need to aggressively diversify and expand the Company's services and customer base.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net revenue:

                                                                     For the three months ended March 31,
     (in millions)                                                      2001                      2000
                                                                -----------------------------------------------
     Revenues ...............................................   $  39.5       100.0%     $  38.5       100.0%
     Direct costs ...........................................      33.0        83.6%        33.2        86.2%
     Selling, general and administrative expense ............       6.1        15.4%         4.7        12.2%
                                                                -------       -----      -------       -----
     Income from operations .................................       0.4         1.0%         0.6         1.6%
     Interest and other income and expense, net .............       0.2         0.5%         0.6         1.6%
                                                                -------       -----      -------       -----
          Income before income taxes ........................       0.6         1.5%         1.2         3.2%
     Provision for income taxes .............................       0.3         0.7%         0.5         1.4%
                                                                -------       -----      -------       -----
          Net income.........................................   $   0.3         0.8%     $   0.7         1.8%
                                                                =======         ===      =======         ===

Comparison of the three-month period ended March 31, 2001 to the three-month period ended March 31, 2000.

Revenues

The Company's revenues increased $ 1.0 million or 2.6 % to $ 39.5 million for the three months ended March 31, 2001, compared to $ 38.5 million for the three months ended March 31, 2000. The increase was primarily due to the continued expansion and increased revenues from the AMS contract in the Enterprise Applications and eBusiness Consulting Solutions segment. These increased revenues were partially offset by lower revenues in the Professional Services segment due to a lower number of staffing requisitions from a strategic customer and by lower revenues in the Managed IT Services segment due to non-renewal of a contract and lower pricing and service levels under its current contract requirements.

Revenues for the Enterprise Applications and eBusiness Solutions segment increased $ 4.5 million or 105% to $ 8.8 million for the three months ended March 31, 2001 compared to $ 4.3 million for the three months ended March 31, 2000. The increase in revenues was due primarily to increased activity in the AMS business. OAOT has added more than 70 new full-time technology based jobs in its AMS business during the first quarter. It is anticipated that this business will continue to have a favorable impact for the balance of the year as the Company provides service from customer locations and from OAOT's eBusiness Solution centers in Canada.

Revenues for the Healthcare IT Solutions segment declined $0.1 million to $3.1 million for the three months ended March 31, 2001 compared to $ 3.2 million for the three months ended March 31, 2000. The 2001 revenues were essentially equivalent with 2000 as the Company had two software license sales in 2001 which offset the decline in implementation service revenue. The Company continues to focus its sales effort on its subscription-based license sales.

Revenues for the Managed IT Services segment decreased $2.0 million or 12.0% to $14.7 million for the three months ended March 31, 2001 compared to $ 16.7 million for the three months ended March 31, 2000. The decline in revenues was due primarily to the renewal of a contract between a strategic customer and an end user customer at lower rates and service levels. Additionally, the revenue decline is due to the non-renewal of a low margin contract in the second half of 2000. These declines were partially offset by increased project work through a strategic customer of our United Kingdom operations.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Revenues (continued)

Revenues for the Professional Services segment decreased $1.4 million or 9.8% to $12.9 million for the three months ended March 31, 2001 compared to $14.3 million for 2000. The decrease in revenues is due to continued softness in staffing requisitions from a strategic customer. This softness may continue into future periods. The Company is expanding its business away from this customer, which is expected to partially mitigate any future declines.

Direct Costs

The Company's direct costs decreased $ 0.2 million or 0.6 % to $ 33.0 million for the three months ended March 31, 2001, compared to $ 33.2 million for the three months ended March 31, 2000. As a percentage of revenues, direct costs decreased to 83.6 % for the three months ended March 31, 2001 versus 86.2 % for same period in 2000. The decrease in direct costs as a percentage of revenues is due primarily to the new business sector revenues, which have higher profit margins, and represented 30% of total revenues for the three months ended March 31, 2001. The traditional business sector direct costs remained relatively constant or slightly improved in relation to their respective revenues.

In the Enterprise Application and eBusiness Solutions segment direct costs increased by $ 3.3 million to $ 7.9 million for the three months ended March 31, 2001 from $ 4.6 million for the three months ended March 31, 2000. However, as a percent of the segment revenues direct costs decreased from 107 % of sales in the first quarter 2000 to 89.8 % of sales in the first quarter of 2001. The decrease in direct costs as a percentage of revenue was due to the expansion of the higher margin AMS business in 2001.

In the Healthcare IT Solutions segment direct costs decreased by $ 0.3 million to $ 2.2 million for the three months ended March 31, 2001 from $ 2.5 million for the three months ended March 31, 2000, and, as a percent of the segment revenues direct costs decreased from 78.1 % of sales in the first quarter 2000 to 71 % of sales in the first quarter of 2001. The decline in direct costs in 2001 compared with 2000 was due to higher perpetual license sales in relation to implementation services revenues, which have higher associated costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $ 6.1 million and $4.7 million for the three-month periods ended March 31, 2001 and 2000, respectively. OAOT's selling, general and administrative expenses increased as a percentage of revenues for the three months ended March 31, 2001 to 15.4 % compared to 12.2 % for the three months ended March 31, 2000. The increase was a result of increased sales and marketing efforts and the continuation of the company's infrastructure build-out to accommodate its new business sector growth. The Company expects selling, general and administrative expenses to stabilize in absolute dollars and decline as a percentage of revenues in the second half of 2001 as the sales and marketing team penetrates new markets, identifies healthcare, enterprise application and e-Business opportunities, and expands the existing client base.

Interest and Other Income and Provisions for Income Taxes

Interest and other income decreased primarily because of lower investment income due to a decline in interest rates and a non-recurring mark to market adjustment in the three months ended March 31, 2000 relating to the stock fair value guarantee incurred in connection with the value added industry remarketer agreement with Siebel Systems, Inc. The effective tax rate was 42.5 % for the three months ended March 31, 2001 essentially consistent with the same period in 2000.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources

Cash and cash equivalents were $ 10.4 million as of March 31, 2001, versus $
11.8 million as of December 31, 2000. Cash provided by operations was $ 0.3 million for the three months ended March 31, 2001. Cash provided by operations for the three months ended March 31, 2001 was primarily due to earnings before depreciation and amortization and an increase in unearned revenue which was partially offset by an increase in accounts receivable. Accounts receivable increased due to increased software license sales and timing differences in receipt of amounts due from its strategic customers. OAOT's traditional business sectors of Managed IT Services and Professional Services continue to manage collections of accounts receivable and these cash flows were used to fund the Company's new business sector: Healthcare IT Solutions and Enterprise Applications and eBusiness Solutions business segments, focusing on its A/MSP and AMS business.

The Company expects to continue to invest in the operations of its newer business sectors and will also invest in sales and marketing as it develops its demand generation capabilities for these newer business services. Such costs will continue to be expensed as incurred and represent a use of future cash which is expected to be funded from Company operations and available cash. Cash used in investing activities was $ 0.6 million for the purchase of hardware and office equipment used primarily by its AMS group and for certain software developed for sale by the Healthcare IT segment. To the extent that additional funds are required by the AMS business, the Company has arranged a $6.5 million of lease credit lines with two financial institutions. As of March 31, 2001, $2.3 million had been utilized under the facility.

The Company has a $35 million combined revolving credit and term loan agreement ("the Agreement") with a Bank. The Agreement provides a revolving line of credit ("Revolver") in the amount of $15 million that matures on May 31, 2002. The Revolver provides for a commitment fee based on the unused balance, and at the Company's option, interest at the prime rate, or the LIBOR plus a 1.75% to 2.5% risk adjusted premium. The Agreement's term loan facility provides for a draw fee of 0.50% payable when drawn upon and interest at LIBOR plus a risk- adjusted premium. The term loan facility, in the amount of $20 million, matures on May 31, 2001. However, in the event that there are no borrowings under the term facility by May 31, 2001, the maturity is extended to May 31, 2002. Borrowings under the Agreement are limited to a multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA). However, the Company may convert, at its option, the Revolver portion of the Agreement into an asset-based loan whose borrowing availability would be a percentage of eligible billed and unbilled receivables. The Agreement also requires maintenance of certain financial covenants, prohibits the payment of dividends and pledges all Company assets as collateral, among other restrictions. However, there can be no assurance that, based on the Company's operations, its covenants will permit the full amounts under the Agreement to be utilized in the future. There were no borrowings outstanding under this Agreement as of December 31, 2000 and $5.0 million outstanding as of March 31, 2001 with an interest rate of 8.5%. The amount outstanding was repaid in April 2001.

The Company currently anticipates that its existing cash balances, bank credit facilities or any cash generated from operations will be sufficient to satisfy its operating cash needs for the foreseeable future. The Company has announced an acquisition program as part of its strategy to accelerate revenues and earnings growth. The Company expects to use bank credit to leverage the Company's financial position. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities. No assurance can be given, however, that such additional debt or equity financing will be available to the Company on terms and conditions acceptable to the Company, if at all.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company conducts business in foreign countries, primarily Canada and the United Kingdom. Foreign currency transaction gains and losses were not material to the Company's results of operations for the three months ended March 31, 2001 and 2000. The Company believes its foreign currency risk is related primarily to the difference between amounts the Company receives and disburses in Canada in U.S. Dollars from U.S. dollar denominated contracts. The Company's foreign currency risk will increase with the growth of its Enterprise Applications and eBusiness Solutions AMS business. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates; however, the Company periodically reviews its exposure to foreign currency risk and may take action to limit its foreign currency exchange exposure if deemed appropriate.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits - None

(b)      No reports were filed on form 8-K during the quarter ended
         March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          OAO Technology Solutions, Inc.
                                          (Registrant)


Date:    May 14, 2001                 By: /s/ Gregory A. Pratt
                                          --------------------------------------
                                          Gregory A. Pratt
                                          President and Chief Executive Officer



Date:    May 14, 2001                 By: /s/ J. Jeffrey Fox
                                          -------------------------------------
                                          J. Jeffrey Fox
                                          Senior Vice President of Finance and
                                          Chief Financial Officer