Form 10-Q
period 2001-06-30
OAO TECHNOLOGY SOLUTIONS INC
filed 2001-08-14
CIK 1043476

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________


Commission file number 0-23173
                      --------


                         OAO TECHNOLOGY SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                     52-1973990
--------                                                     ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


7500 Greenway Center Drive
Greenbelt, Maryland                                          20770
---------------------------------                            -----
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code (301) 486-0400
                                                   --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 6, 2001, the registrant had outstanding 19,104,521 shares of its Common Stock, par value $0.01 per share.

                         OAO TECHNOLOGY SOLUTIONS, INC.

     Quarterly Report on Form 10-Q for the Three and Six Month Periods Ended
                                 June 30, 2001

                                      INDEX


                                 Page Reference


COVER PAGE.....................................................................1


INDEX..........................................................................2


PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of June 30, 2001 and
           December 31, 2000 (Unaudited)......................................3

           Condensed Consolidated Statements of Operations and
           Comprehensive Income for the Three and Six Month Periods
           Ended June 30, 2001 and 2000 (Unaudited)...........................4

           Condensed Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 2001 and 2000 (Unaudited).........5

           Notes to Condensed Consolidated Financial Statements (Unaudited)....6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................10

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........16

PART II - OTHER INFORMATION...................................................17

           Item 4. Submission of Matters to a Vote of Security Holders

           Item 6. Exhibits and Reports on Form 8-K

SIGNATURES....................................................................18

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                         OAO TECHNOLOGY SOLUTIONS, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                                        June 30,   December 31,
                                                                          2001        2000
                                                                        ---------------------
ASSETS
Current assets:
    Cash and cash equivalents                                           $  9,196    $ 11,779
    Accounts receivable:
      Billed, net of allowance of $2,020 and $1,280, respectively         21,000      25,129
      Unbilled, net of allowance of $949 and $449, respectively           12,104       6,684
                                                                        ---------------------
                                                                          33,104      31,813
    Note receivable - OAO Corporation                                      2,020       2,160
    Deferred income taxes                                                  1,093       1,093
    Other current assets                                                   5,748       7,713
                                                                        ---------------------
      Total current assets                                                51,161      54,558
Property and equipment, net                                                6,311       5,778
Purchased and developed software for sale, net                             2,120       2,279
Deposits and other assets                                                  1,808       2,204
Goodwill                                                                   4,341       4,758
                                                                        ---------------------
      Total assets                                                      $ 65,741    $ 69,577
                                                                        =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Borrowings under revolving credit agreement                         $  2,000    $  6,000
    Accounts payable                                                       6,875       6,464
    Accrued expenses                                                      12,123      11,068
    Unearned revenue                                                       1,321         959
    Current portion of capital lease obligations                             896         610
                                                                        ---------------------
      Total current liabilities                                           23,215      25,101

Capital lease obligations, net of current portion, and other               1,581       1,234

Commitments and contingencies                                                 --          --

Stockholders' equity :
    Preferred stock, par $.01 per share, 10,000,000 shares authorized
      none issued and outstanding                                             --          --
    Common stock, par $.01 per share, 50,000,000 shares authorized;
      18,884,066 and 18,648,765 shares issued and outstanding
      at June 30, 2001 and December 31, 2000, respectively                   189         186
    Additional paid-in capital                                            43,151      42,725
    Deferred compensation                                                     (8)        (25)
    Accumulated other comprehensive loss                                    (339)       (520)
    Shareholders' receivable                                              (2,933)     (2,933)
    Retained earnings                                                        885       3,809
                                                                        ---------------------
      Total stockholders' equity                                          40,945      43,242
                                                                        ---------------------
      Total liabilities and stockholders' equity                        $ 65,741    $ 69,577
                                                                        =====================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                                    Three months ended      Six months ended
                                                        June 30,               June 30,
                                                 ---------------------------------------------
                                                    2001       2000        2001        2000
                                                 ---------------------------------------------
Revenues                                         $ 40,380    $ 39,695    $ 79,895    $ 78,240
Direct costs, exclusive of write-down of
    prepaid software licenses                      32,740      32,369      65,741      65,564
Write-down of prepaid software licenses             5,085          --       5,085          --
                                                 ---------------------------------------------
                                                    2,555       7,326       9,069      12,676

Selling, general and administrative expense         6,723       5,885      12,836      10,598
Write-down of certain receivables and advances      1,660          --       1,660          --
                                                 ---------------------------------------------
(Loss) income from operations                      (5,828)      1,441      (5,427)      2,078
Interest and other income (expense), net              140        (158)        341         438
                                                 ---------------------------------------------
(Loss) income before income taxes                  (5,688)      1,283      (5,086)      2,516
(Benefit) provision for income taxes               (2,417)        545      (2,162)      1,069
                                                 ---------------------------------------------
Net (loss) income                                  (3,271)        738      (2,924)      1,447
Other comprehensive income (loss) :
    Foreign currency translation adjustment            88         (72)        181        (104)
                                                 ---------------------------------------------
Comprehensive (loss) income                      $ (3,183)   $    666    $ (2,743)   $  1,343
                                                 =============================================
Net (loss) income per common share:
    Basic                                        $  (0.18)   $   0.04    $  (0.16)   $   0.08
                                                 =============================================
    Diluted                                      $  (0.18)   $   0.04    $  (0.16)   $   0.08
                                                 =============================================
Weighted average number of shares outstanding:
    Basic                                          18,302      17,755      18,196      17,695
                                                 =============================================
    Diluted                                        18,302      18,372      18,196      18,745
                                                 =============================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          OAO TECHNOLOGY SOLUTIONS, INC
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                  Six months ended
                                                                     June 30,
                                                               ---------------------
                                                                  2001        2000
                                                               ---------------------
Cash Flows from Operating Activities:
    Net (loss) income                                          $ (2,924)   $  1,447
    Adjustment to reconcile net (loss) income to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                               1,909       1,561
      Change in fair value of stock guarantee                        --         235
      Write-down of certain receivables and advances              1,660          --
      Write-down of prepaid software licenses                     5,085          --
    Change in assets and liabilities:
      Accounts receivable, net                                   (2,482)       (610)
      Other current assets                                       (2,982)       (746)
      Deposits and other assets                                     (56)       (675)
      Accounts payable                                              310      (3,114)
      Income taxes payable                                           --         (28)
      Accrued expenses                                            1,055        (421)
      Unearned revenue                                              362         279
                                                               ---------------------
        Net cash provided by (used in) operating activities       1,937      (2,072)
                                                               ---------------------
Cash Flows from Investing Activities:
    Capitalized sofware development costs                            --        (544)
    Expenditures for property and equipment                        (725)     (1,615)
                                                               ---------------------
        Net cash used in investing activities                      (725)     (2,159)
                                                               ---------------------
Cash Flows from Financing Activities:
    Proceeds from common stock transactions, net                    429       1,233
    Proceeds from sale-leaseback transactions                       312          --
    Net repayments on revolving credit facility                  (4,000)         --
    Payments on capital lease obligations                          (414)        (74)
                                                               ---------------------
         Net cash (used in) provided by financing activities     (3,673)      1,159
                                                               ---------------------
Effect of exchange rate changes on cash                            (122)        (91)
                                                               ---------------------
Net decrease in cash and cash equivalents                        (2,583)     (3,163)
Cash and cash equivalents, beginning of period                   11,779      13,142
                                                               ---------------------
Cash and cash equivalents, end of period                       $  9,196    $  9,979
                                                               =====================
Supplemental cash flows information:
    Cash paid for interest                                     $     40    $     38
    Cash paid for income taxes                                 $  1,150    $  1,168

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

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of the management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2000 and the Company's other filings with the SEC. The results of operations for the three and six-month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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

3. Earnings (Loss) per share

Basic earnings per share has been calculated as net earnings divided by weighted-average common shares outstanding, while diluted earnings per share has been computed as net earnings divided by weighted average common and diluted shares outstanding. For the three-month period ended June 30, 2000 the Company's stock options outstanding increased outstanding common shares by 617,000, for total diluted shares outstanding of 18,372,000. For the six-month period ended June 30, 2000 the Company's stock options outstanding increased outstanding common shares by 1,050,000 for total diluted shares outstanding of 18,745,000.

For the three and six month periods ended June 30, 2001, the Company's stock options were not dilutive.

                         OAO TECHNOLOGY SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

4. Special charges

The Company continually has assessed the recoverability of its investment in prepaid software licenses related to its CRM business. OAOT has historically evaluated the recoverability of its prepaid software licenses based on the depth and quality of its sales pipeline, level of active proposals and letters of intent to purchase licenses, sales, and the number of qualified leads generated from its focused sales programs among other factors.

During the second quarter of 2001, the Company received notice that a signed letter of intent for a significant quantity of licenses was cancelled. In addition, due to circumstances beyond the Company's control, other significant Siebel sales opportunities identified by OAOT were not won or determined by management to be highly unlikely of being won. Further, the Company received notice that the company with which it was teaming was not awarded the significant outsourcing contract. Accordingly, OAOT wrote-off $5.1 million representing all presently on hand and future purchase commitments to acquire Siebel software licenses as of June 30, 2001.

At June 30, 2001 the Company also increased its reserves for certain receivables and advances by $1.7 million.

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

The Enterprise Applications and eBusiness Solutions segment provides integration services and software solutions. These practice areas focus on AMS, Portals, eCommerce and ERP.

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

Summary information by segment is as follows:

                                                                      Three-months ended      Six-months ended
                                                                           June 30,                June 30,
                                                              ------------------------------------------------
    (Amounts in thousands):                                      2001         2000        2001       2000
                                                              ------------------------------------------------
MANAGED IT SERVICES
    Revenues                                                     $ 13,899     $ 16,183   $ 28,629    $ 32,912
    Gross profit                                                    3,167        3,289      6,471       6,412
PROFESSIONAL SERVICES
    Revenues                                                       13,193       13,825     26,089      28,169
    Gross profit                                                    1,668        1,853      3,027       3,660
ENTERPRISE APPLICATIONS AND
     eBUSINESS SOLUTIONS
    Revenues                                                        9,306        5,330     18,110       9,605
    Gross profit (loss)                                            (3,770)         233     (2,827)        (87)
HEALTHCARE IT SOLUTIONS
    Revenues                                                        3,982        4,357      7,067       7,554
    Gross profit                                                    1,490        1,951      2,398       2,691
SEGMENT TOTALS
    Revenues                                                     $ 40,380     $ 39,695   $ 79,895    $ 78,240
    Gross profit                                                    2,555        7,326      9,069      12,676
Selling, general  and other charges - unallocated                   8,383        5,885     14,496      10,598
                                                              ------------------------------------------------
    Total consolidated (loss) income from operations               (5,828)       1,441     (5,427)      2,078
     Interest and other income (expense), net unallocated             140         (158)       341         438
                                                              ------------------------------------------------
      Total consolidated (loss) income before income taxes       $ (5,688)     $ 1,283    $(5,086)    $ 2,516
                                                              ================================================

6. Reclassification

Certain reclassifications have been made to the condensed consolidated financial statements for the three and six-month periods ended June 30, 2000 in order to conform to the presentation used in 2001.

7. New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"). "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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

The Enterprise Applications and eBusiness Solutions segment provides customer-centric integration services and software solutions that are designed to work cohesively within the framework of our customers' existing business models. The division's three practices are eBusiness Solutions, Application/Managed Service Provider (A/MSP) and Application Management Services
(AMS).   These   practice   areas   focus   on   the   following   partnerships:
Portals/Plumtree, eCommerce/IBM and ERP with SAP and Great Plains. The Company has decided to exit the software license reseller portion of this practice and write-off its investment in Siebel pre-paid CRM software licenses. The Company will further focus its practice on providing service solutions. OAOT offers both customized and pre-packaged solutions. Integration services are delivered on a consulting and project basis under both time and materials and fixed price arrangements, while our application management and software solutions services are made available through an A/MSP model or outsourced from the customer.

The Managed IT Services segment provides network and systems design, integration, and management of large-scale environments, which link multiple technologies, operating systems, protocols and geographic areas. OAOT manages enterprise systems and provides desktop management services, which include on-site and remote network systems management. These services are provided, generally under long-term fixed price contracts, as either part of an IT outsourcing team with our strategic customers to a wide range of end users or directly to middle market customers. The Company's strategic partners and customers include IBM and Compaq. In 2000, the Company's data center management contract was renewed for ten years. Management believes that revenues from these contracts may increase over the term of the contract; however, there is no assurance that revenues from this contract will increase or continue at historic revenue and profitability levels.

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

Management recognizes the need to aggressively diversify and expand the Company's services and customer base. We are focusing our efforts on middle market commercial customers, as well as public sector customers. In support of these efforts, the Company has established strategic relationships with third-party software vendors such as Plumtree, Great Plains, Mi8, SAP, and Microsoft as part of its marketing effort to provide value added services.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations
The following table sets forth, for the periods indicated, selected statement of operations data as a percentage of net revenue:

                                                   For the three months ended             For the six months ended
                                                             June 30,                            June 30,
                                                 --------------------------------------------------------------------
     (in millions)                                     2001             2000               2001             2000
                                                 --------------------------------------------------------------------
Revenues .....................................   $40.4    100.0%   $39.7    100.0%   $79.9    100.0%   $78.2   100.0%
Direct Costs, exclusive of write-down of
     prepaid software licenses ...............    32.7     80.9%    32.4     81.6%    65.7     82.2%    65.5    83.8%
Write-down of prepaid licenses ...............     5.1     12.6%      --       --      5.1      6.4%      --      --
Selling, general and administrative expense ..     6.7     16.6%     5.9     14.9%    12.8     16.0%    10.6    13.5%
Write-down of certain receivables and advances     1.7      4.2%      --       --      1.7      2.1%      --      --
                                                 -----    -----    -----    -----    -----    -----    -----   -----
(Loss) income from operations ................    (5.8)   -14.3%     1.4      3.5%    (5.4)   -6.7%      2.1     2.7%
Interest and other income (expense), net .....     0.1      0.2%    (0.2)   -0.5%      0.3      0.3%     0.4     0.5%
                                                 -----    -----    -----    -----    -----    -----    -----   -----
     (Loss) income before income taxes .......    (5.7)   -14.1%     1.2      3.0%    (5.1)   -6.4%      2.5     3.2%
(Benefit) provision for income taxes .........    (2.4)   -5.9%      0.5      1.3%    (2.2)   -2.8%      1.1     1.4%
                                                 -----    -----    -----    -----    -----    -----    -----   -----
     Net (loss) income .......................   $(3.3)   -8.2%    $ 0.7      1.7%   $(2.9)   -3.6%    $ 1.4     1.8%
                                                 =====    ====     =====    =====    =====    ====     =====   =====

Comparison of the three and six month periods ended June 30, 2001 to the three and six-month periods ended June 30, 2000.

Revenues
The Company's revenues increased $ .7 million or 1.8 % to $40.4 million for the three months ended June 30, 2001, compared to $ 39.7 million for the same period in 2000. For the six months ended June 30, 2001 revenues increased $1.6 million or 2.0 % to $ 79.9 million from $ 78.2 million for the same period in 2000. Revenue increases for both the three and six month periods ended June 30, 2001 were driven by the Company's New business sector, primarily the Enterprise Applications and eBusiness Solutions segment. New Business Sector revenue increases were partially offset by decreases in revenues in the Company's Traditional business sector, in both the Managed IT Services and Professional Services segments.

Revenues from the Company's New business sectors increased $3.6 million to $13.3 million for the three-month period ended June 30, 2001 from $ 9.7 million in the same period in 2000, while revenues increased by $8.0 million to $25.2 million for the six-month period ended June 30, 2001 from $17.2 million in the same period in 2000.

Revenues for Enterprise Applications and eBusiness Solutions segment increased $4.0 million or 75.5% to $ 9.3 million, for the three months ended June 30, 2001 compared to $5.3 million for the same period in 2000. Revenues increased $8.5 million or 88.5% to $18.1 million for the six months ended June 30, 2001 compared to $9.6 million for the same period in 2000. The increase in revenues for both the three-month and six-month periods ended June 30, 2001 was due primarily to increased activity in the AMS business. Billable headcount increased from 177 in June 2000 to 362 in June 2001. It is anticipated that this business will continue to have a favorable impact for the balance of the year. Increases in AMS revenues were partially offset by decreases in eBusiness solutions revenue, which has been impacted by the lower than expected revenue from reselling Siebel CRM licenses.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenues (continued)

Revenues for the Healthcare IT Solutions segment decreased $0.4 million, or 9.1%, to $ 4.0 million for the three months ended June 30, 2001 compared to $4.4 million for the same period in 2000. The decrease in revenue was attributable to lower levels of integration and implementation services. Further, the Company accounted for a significant license sale and integration project under the percentage of completion method, which caused the Company to defer revenue and profit recognition until later periods as the work is completed. The effect of these lower revenue levels was partially offset by sale of software products in the second quarter of 2001. The same factors led to a decrease in revenues of $0.5 million or 6.6% to $7.1 million for the six months ended June 30, 2001 compared to $7.6 million for the same period in 2000. The decline in this revenue stream is in alignment with management's strategic objectives to increase recurring revenues under long term contracts achieved by selling standardized software on a subscription basis and becoming less reliant on perpetual license sales revenues and integration and implementation services revenues.

Revenues from the Company's Traditional Business Sectors decreased $2.9 million to $27.1 million for the three-month period ended June 30, 2001 from $30 million in the same period in 2000. Revenues decreased by $6.4 million to $54.7 for the six-month period ended June 30, 2001 from $61.1 million in the same period in 2000.

Revenues from Managed IT Services segment decreased by $2.3 million or 14.2% to $13.9 million for the three months ended June 30, 2001 compared to $16.2 million for the same period in 2000. The decline in revenues was due primarily to the non-renewal of a contract, and lower pricing and service levels under its current contract requirements. These declines were partially offset by increased project work through a strategic customer of the Company's United Kingdom operations. Accordingly, the decrease in revenues of $4.3 million or 13.1% to $28.6 million for the six months ended June 30, 2001 compared to $32.9 million for the same period in 2000 was driven primarily by the same events as in the second quarter of 2001.

Revenues from Professional Services decreased $0.6 million or 4.3% to $13.2 million for the three months ended June 30, 2001 compared to $13.8 million for the three months ended June 30, 2000. The decrease in revenues is due to continued softness in staffing requisitions from a strategic customer and by the decline in IT staff requisitions due to the slow down in the technology market. This softness may continue into future periods. This also lead to a decrease in revenues for the six months ended June 30, 2001 of $2.1 million or 7.4% to $26.1 million compared to $28.2 million for the same period in 2000. The Company is diversifying its customer base which is expected to partially mitigate any future declines.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Direct Costs

The Company's direct costs increased $5.5 million or 17% to $37.8 million for the three months ended June 30, 2001, compared to $32.3 million for the same period in 2000. Direct costs increased as a percentage of revenues to 93.6% for the three months ended June 30, 2001 versus 81.4% for same period in 2000. For the six months ended June 30, 2001, direct costs increased $5.2 million to $70.8 million from $65.6 million in the same period in 2000. Direct costs also increased as a percentage of revenues to 88.6% for the six months ended June 30, 2001 versus 83.8% for same period in 2000.

The increase in direct costs in absolute dollars and as a percentage of revenues for both the three and six month periods ended June 30, 2001 is due to the write-down of $5.1 million related to prepaid software licenses which are attributable to the CRM practice, within the Enterprise Applications and eBusiness Solutions segment. Excluding the write-off of prepaid software licenses, the ratio of direct costs to revenues for the Company decreased. This improvement partially offset the effect of the write-down of the prepaid software licenses.

In the Enterprise Applications and eBusiness Solutions segment, exclusive of the write down of the prepaid licenses, direct costs as a percentage of Segment revenues were 86% and 96.2% for the three months ended June 30, 2001 and 2000, respectively. Direct costs as a percentage of segment revenues were 87.3% and 101% for the six months end June 30, 2001 and 2000, respectively. The improvement is a result of a more favorable mix in billable to non-billable headcount, and an overall increase in headcount in the AMS business. Further, billable headcount increased from 76% of total headcount in June 2000 to 80% of total headcount in June 2001. Despite a decline in revenue, the eBusiness Solutions group was able to improve the relationship of direct costs to its group revenues in the three and six-month periods by reducing staff in the second half of 2000 and the first half of 2001 and thereby improving utilization. Exclusive of the write-down of the prepaid software licenses, the Enterprise Applications and eBusiness Solutions segment direct costs increased by $2.9 million to $8.0 million for the three months ended June 30, 2001 from $5.1 million for the same period in 2000. The results in the second quarter of 2001 are a continuation of the same experience in the first quarter of 2001, which resulted in a increase of $6.1 million to $15.8 million for the six months ended June 30, 2001 compared to $9.7 million for the same period last year. The increases in absolute dollars reflect the overall increase in business activity in the segment.

Managed It Services segment direct costs as a percentage of Segment revenues were 77% and 79.6% for the three months end June 30, 2001 and 2000, respectively. Direct costs as a percentage of segment revenues were 77.3% and 80.5% for the six months end June 30, 2001 and 2000, respectively. Segment direct costs decreased by $2.2 million to $10.7 million for the three months ended June 30, 2001 from $12.9 million for the same period in 2000. Direct costs decreased by $4.3 million to $22.1 million for the six months ended June 30, 2001 compared to $26.4 million for the same period last year. The improvement is a result of operating efficiencies gained in the business, and higher margins realized with newer customers.

The relationship of direct costs to revenues in the HealthCare IT Solutions and Professional Services segments, remained generally constant for the three and six-month periods ended June 30, 2001 compared to the same periods in 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.7 million and $5.9 million for the three-month periods ended June 30, 2001 and 2000, respectively. OAOT's selling, general and administrative expenses increased as a percentage of revenues for the three months ended June 30, 2001 to 16.6 % compared to 14.9 % for the same period in 2000. For the six-month periods ended June 30, 2001 and 2000 selling, general and administrative expenses were $12.8 million and $10.6 million or 16.0% and 13.5% of sales, respectively. The increases were a result of increases in indirect expenses in the Company's new business sectors, primarily the AMS business, as a result of the growth in that business.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, General and Administrative Expenses (continued)

The Company also experienced incremental increases from an acquisition in late 2000 and has experienced other increases as a result of the continuation of the company's infrastructure build-out to accommodate its growth. The Company expects future selling, general and administrative expenses to grow less rapidly as a percentage of revenues as expenses stabilize and revenues increase.

Write-down of certain receivables and advances

Special charges, in addition to the write-down of the Siebel prepaid licenses, were incurred in the second quarter of 2001 totaling $1.7 million. There were no such special charges in the same periods in 2000.

Interest and Other Income and Provisions for Income Taxes

For the three and six-month periods ended June 30, 2001 interest and other income (expense) increased to $0.1 million from a loss of $0.2 million in the same period in 2000. Interest and other income increased primarily because of the negative effect of a non-recurring mark to market adjustment in the three and six-months ended June 30, 2000 relating to the stock fair value guarantee incurred in connection with the value added industry remarketer agreement with Siebel Systems, Inc. The effective tax rate was 42.5 % for the three and six-months ended June 30, 2001 essentially consistent with the same period in 2000. However, the losses for the three and six month periods ended June 30, 2001 resulted in a benefit of $2.4 million and $2.1 million compared to an income tax expense of $.5 million and $1.1 million for the comparable periods in 2000.

Liquidity and Capital Resources

Cash and cash equivalents were $9.2 million as of June 30, 2001, versus $ 11.8 million as of December 31, 2000. Cash provided by operations was $1.9 million for the six months ended June 30, 2001. Cash provided by operations for the six months ended June 30, 2001 was primarily due to earnings before special non-cash charges, depreciation and amortization and an increase in unearned revenue, which was partially offset by an increase in accounts receivable. Accounts receivable increased due to increased software license sales and timing differences in receipt of amounts due from strategic customers. OAOT's traditional business sectors of Managed IT Services and Professional Services continue to manage collections of accounts receivable and these cash flows were used to fund the Company's new business sector: Healthcare IT Solutions and Enterprise Applications and eBusiness Solutions business segments.

The Company expects to continue to invest in the operations of its newer business sectors and will also invest in sales and marketing as it develops its demand generation capabilities for these newer business services. Such costs will continue to be expensed as incurred and represent a use of future cash which is expected to be funded from Company operations and available cash. Cash used in investing activities was $0.7 million for the purchase of hardware and office equipment used primarily by its Enterprise Applications group and for certain software developed for sale by the Healthcare IT segment. To the extent that additional funds are required, the Company has arranged a $6.5 million of lease credit lines with two financial institutions. As of June 30, 2001, $4.2 million had been utilized under the facility.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

The Company has a $35 million combined revolving credit and term loan agreement ("the Agreement") with a Bank. The Agreement provides a revolving line of credit ("Revolver") in the amount of $15 million that matures on May 31, 2002. The Revolver provides for a commitment fee based on the unused balance, and at the Company's option, interest at the prime rate, or the LIBOR plus a 1.75% to 2.5% risk adjusted premium. The Agreement's term loan facility provides for a draw fee of 0.50% payable when drawn upon and interest at LIBOR plus a risk- adjusted premium. The term loan facility, in the amount of $20 million, matures on May 31, 2001. However, since there were no borrowings under the term facility by May 31, 2001, the maturity is extended to May 31, 2002. Borrowings under the Agreement are limited to a multiple of earnings before interest, taxes, depreciation, and amortization (EBITDA). However, the Company may convert, at its option, the Revolver portion of the Agreement into an asset-based loan whose borrowing availability would be a percentage of eligible billed and unbilled receivables. The Agreement also requires maintenance of certain financial covenants, prohibits the payment of dividends and pledges all Company assets as collateral, among other restrictions. However, there can be no assurance that, based on the Company's operations, its covenants will permit the full amounts under the Agreement to be utilized in the future. Borrowings outstanding under this Agreement were $5 million and $2 million as of December 31, 2000 and June 30, 2001. The amount outstanding at June 30, 2001 bears interest at a rate of 6.75%, and was repaid in July 2001.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company conducts business in foreign countries, primarily Canada and the United Kingdom. Foreign currency transaction gains and losses were not material to the Company's results of operations for the three and six months ended June 30, 2001 and 2000. The Company believes its foreign currency risk is related primarily to the difference between amounts the Company receives and disburses in Canada in U.S. Dollars from U.S. dollar denominated contracts. The Company's foreign currency risk will increase with the growth of its business. To date, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of potential adverse fluctuations in foreign currency exchange rates; however, the Company periodically reviews its exposure to foreign currency risk and may take action to limit its foreign currency exchange exposure if deemed appropriate.

PART II - OTHER INFORMATION


Item  4.    Submission Of Matters To A Vote Of Security Holders:


     A. The Annual Meeting of Shareholders was held May 12, 2001 at the Hilton Garden Inn - Hotel in Washington, DC.

     B.   The  following  individuals  were  elected as  directors at the Annual
          Meeting:

                                              Votes For         Votes Withheld
          1.       Jerry L. Johnson           17,103,386        99,501
          2.       Cecile D. Barker           17,128,549        74,338
          3.       Gregory A. Pratt           17,117,001        85,886
          4.       Yvonne Brathwaite Burke    17,116,037        86,850
          5.       Frank B. Foster, III       17,126,703        76,186
          6.       John F. Lehman             17,133,633        69,254
          7.       Richard B. Lieb            17,133,513        69,374


     C. Deloitte & Touche, LLP, independent accountants, were selected as independent auditors for the fiscal year ending December 31, 2001 by a vote of 17,136,704 for, 55,000 against and 11,183 abstentions.

     D. Vote on the approval of the amended and restated OAO Technology Solutions, Inc. Employee Stock purchase plan (ESPP) by a vote of 11,577,755 for, 411,836 against and 25,229 abstentions.



Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b)  No reports were filed on form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               OAO Technology Solutions, Inc.
                                               (Registrant)

Date:    August 13, 2001              By:      /s/ Gregory A. Pratt
                                              ----------------------------------
                                               Gregory A. Pratt
                                               President and Chief Executive
                                               Officer

Date:    August 13, 2001              By:      /s/ J. Jeffrey Fox
                                              ----------------------------------
                                               J. Jeffrey Fox
                                               Senior Vice President Finance and
                                               Chief Financial Officer