Form 10-Q
period 2001-09-30
OAO TECHNOLOGY SOLUTIONS INC
filed 2001-11-14
CIK 1043476

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ------------------

Commission file number 0-23173

                         OAO TECHNOLOGY SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                            52-1973990
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

     7500 Greenway Center Drive
        Greenbelt, Maryland                                       20770
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (301) 486-0400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 9, 2001, the registrant had outstanding 19,372,872 shares of its Common Stock, par value $0.01 per share.

                         OAO TECHNOLOGY SOLUTIONS, INC.

        Quarterly Report on Form 10-Q for the Three and Nine Months Ended
                               September 30, 2001

                                      INDEX

                                 Page Reference

COVER PAGE.................................................................................       1

INDEX......................................................................................       2

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheets as of September 30, 2001 and
               December 31, 2000 (Unaudited)...............................................       3

               Condensed Consolidated Statements of Operations and
               Comprehensive Income for the Three and Nine Months
               Ended September 30, 2001 and 2000 (Unaudited)...............................       4

               Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended September 30, 2001 and 2000 (Unaudited)...........       5

               Notes to Condensed Consolidated Financial Statements (Unaudited)............       6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................................      11

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK....................................................................      17

PART II - OTHER INFORMATION................................................................      18
               Item 6. Exhibits and Reports on Form 8-K

SIGNATURES.................................................................................      19

PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         OAO TECHNOLOGY SOLUTIONS, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                      September 30,   December 31,
                                                                          2001            2000
                                                                      ----------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $ 9,040        $11,779
    Accounts receivable:
      Billed, net of allowance of $2,203 and $1,280, respectively         26,704         25,129
      Unbilled, net of allowance of $463 and $449, respectively            8,402          6,684
                                                                         ----------------------
                                                                          35,106         31,813
    Note receivable - affiliate                                            2,020          2,160
    Deferred income taxes                                                  1,093          1,093
    Income tax receivable                                                  4,415            754
    Other current assets                                                   2,215          6,959
                                                                         ----------------------
      Total current assets                                                53,889         54,558
Property and equipment, net                                                5,953          5,778
Purchased and developed computer software for sale, net                    2,055          2,279
Deposits and other assets                                                  1,900          1,943
Deferred income taxes                                                        261            261
Intangible assets, net                                                    13,794          4,758
                                                                         ----------------------
      Total assets                                                       $77,852        $69,577
                                                                         ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Borrowings under revolving credit agreement                          $    --        $ 6,000
    Term loan, current portion                                             1,800             --
    Accounts payable                                                       8,949          6,464
    Accrued expenses                                                      13,566         10,545
    Income taxes payable                                                   1,401            523
    Unearned revenue                                                       1,015            959
    Current portion of capital lease obligations                             797            610
                                                                         ----------------------
      Total current liabilities                                           27,528         25,101

    Capital lease obligations, net of current portion, and other           1,682          1,234
    Term loan, net of current portion                                      7,200             --

Commitments and contingencies

Stockholders' equity:
    Preferred stock, par $.01 per share, 10,000,000 shares authorized;
      none issued and outstanding                                             --             --
    Common stock, par $.01 per share, 50,000,000 shares authorized;
      19,103,693 and 18,648,765 shares issued and outstanding
      at September 30, 2001 and December 31, 2000, respectively              191            186
    Additional paid-in capital                                            43,149         42,725
    Deferred compensation                                                     --            (25)
    Accumulated other comprehensive net loss                                (615)          (520)
    Stockholder receivable                                                (2,933)        (2,933)
    Retained earnings                                                      1,650          3,809
                                                                         ----------------------
      Total stockholders' equity                                          41,442         43,242
                                                                         ----------------------
      Total liabilities and stockholders' equity                         $77,852        $69,577
                                                                         ======================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)
          (Dollars and shares in thousands, except per share amounts)

                                                  Three months ended     Nine months ended
                                                      September 30,         September 30,
                                                 ------------------------------------------
                                                   2001       2000       2001        2000
                                                 ------------------------------------------
Revenues                                         $40,331    $36,674    $120,226    $114,914
Direct costs                                      32,234     30,904      97,975      96,468
Write-down of prepaid software licenses               --         --       5,085          --
                                                 ------------------------------------------
                                                   8,097      5,770      17,166      18,446
Selling, general and administrative expenses       6,842      6,017      19,678      16,615
Write-down of certain receivables and advances        --         --       1,660          --
                                                 ------------------------------------------
Income (loss) from operations                      1,255       (247)     (4,172)      1,831
Interest and other income, net                        77        566         418       1,004
                                                 ------------------------------------------
Income (loss) before income taxes                  1,332        319      (3,754)      2,835
Provision (benefit) for income taxes                 566        136      (1,595)      1,205
                                                 ------------------------------------------
Net income (loss)                                    766        183      (2,159)      1,630
Other comprehensive (loss) income, net:
    Foreign currency translation adjustment         (148)      (135)         33        (239)
                                                 ------------------------------------------
Comprehensive income (loss)                      $   618    $    48    $ (2,126)   $  1,391
                                                 ==========================================
Net income (loss) per common share:
    Basic                                        $  0.04    $  0.01    $  (0.12)   $   0.09
                                                 ==========================================
    Diluted                                      $  0.04    $  0.01    $  (0.12)   $   0.09
                                                 ==========================================
Weighted average number of shares outstanding:
    Basic                                         18,541     17,910      18,312      17,802
                                                 ==========================================
    Diluted                                       18,541     18,269      18,312      18,552
                                                 ==========================================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                  Nine months ended
                                                                     September 30,
                                                                 -------------------
                                                                   2001       2000
                                                                 -------------------
Cash Flows from Operating Activities:
    Net (loss) income                                            $ (2,159)   $ 1,630
    Adjustment to reconcile net (loss) income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                               3,061      2,402
        Write-down of prepaid software licenses                     5,085         --
        Write-down of certain receivables and advances              1,660         --
        Change in fair value of stock guarantee                        --       (112)
    Change in assets and liabilities:
      Accounts receivable, net                                     (3,877)    (2,383)
      Other current assets                                         (3,905)      (450)
      Deposits and other assets                                      (265)      (760)
      Accounts payable                                              2,485     (3,038)
      Income taxes payable                                            878        184
      Accrued expenses                                              2,374     (1,743)
      Unearned revenue                                               (568)       355
                                                                 -------------------
        Net cash provided by (used in) operating activities         4,769     (3,915)
                                                                 -------------------
Cash Flows from Investing Activities:
    Purchase of business                                           (9,037)        --
    Expenditures for capitalized computer software for sale            --     (1,236)
    Expenditures for property and equipment                        (1,464)    (1,936)
                                                                 -------------------
        Net cash used in investing activities                     (10,501)    (3,172)
                                                                 -------------------
Cash Flows from Financing Activities:
    Net (payments) borrowings under revolving credit agreement     (6,000)     6,000
    Proceeds from term note                                         9,000         --
    Deferred financing costs                                         (136)        --
    Proceeds from sale-leaseback                                      312         --
    Proceeds from the sale of common stock, net                       429      1,499
    Payments on capital lease obligations                            (517)       (83)
                                                                 -------------------
         Net cash provided by financing activities                  3,088      7,416
                                                                 -------------------
Effect of exchange rate changes on cash                               (95)      (185)
                                                                 -------------------
Net (decrease) increase in cash and cash equivalents               (2,739)       144
Cash and cash equivalents, beginning of period                     11,779     13,142
                                                                 -------------------
Cash and cash equivalents, end of period                         $  9,040    $13,286
                                                                 ===================
Supplemental cash flow information:
    Cash paid for interest                                       $     77    $    47
    Cash paid for income taxes                                   $  1,182    $ 1,294

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Organization and Basis of Presentation

OAO Technology Solutions, Inc. ("the Company" or "OAOT") is a global provider of information technology and eBusiness solutions. The Company began its operations in 1993 as a division of OAO Corporation, was incorporated in March 1996 and was spun off from OAO Corporation in April 1996. The Company operates four business segments: Healthcare IT Solutions, Enterprise Applications and eBusiness Solutions, Managed IT Services, and Professional Services.

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of the management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2000 and the Company's other filings with the SEC. The results of operations for the three and nine-month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

2.   Revenue Recognition

The Company provides services under contracts, primarily to large commercial customers. Service revenues are generally recognized ratably over the period of the related contract. Revenue for fixed-price contracts is recorded on the basis of the estimated percentage of completion, based on costs incurred as compared to estimated costs at completion of the services rendered. Revenues under time-and-materials contracts are recorded at the contracted rates plus other direct costs as they are incurred. Losses on contracts, if any, are recognized as soon as they become known.

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

3.   Earnings (Loss) Per Share

Basic earnings (loss) per share has been calculated as net earnings (loss) divided by basic weighted-average common shares outstanding. Diluted earnings
(loss) per share has been computed as net earnings (loss) divided by weighted-average common shares outstanding, and, when dilutive, potential common shares from options to purchase common stock using the treasury stock method. The dilutive effect of options were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2001, as including them would have been anti-dilutive. The dilutive effect of options of 359,000 and 750,000 shares were included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2000, respectively.

4.   Acquisitions

On August 31, 2001, the Company closed on the acquisition (the "Acquisition") of EZ-CAP, a division of QuadraMed Corporation (QuadraMed). The purchase consideration was $9,000,000 payable by the Company to QuadraMed which includes
(i) cash in the amount of $8,900,000 at closing and an additional $100,000 subject to certain conditions and (ii) contingent consideration in the form of additional cash payments to the seller not to exceed $5,000,000 over the next 18-months subject to achieving certain performance targets.

The Acquisition was accounted for by the purchase method of accounting. The assets acquired and liabilities assumed as part of the transaction were recorded at estimated fair values. The purchase price allocation resulted in $3.0 million for identifiable intangible assets including intellectual property and customer lists and the excess purchase price of $6.7 million over the fair value of assets acquired was allocated to goodwill. The purchase price allocation is preliminary and subject to adjustment based on the outcome of a third party valuation of identified intangibles.

The following pro forma financial information for the nine months ended September 30, 2001 and 2000 assumes the Acquisition occurred as of the beginning of the respective year, after giving effect to certain adjustments, including interest expense and the amortization of intangible assets. The EZ-CAP financial amounts used to prepare the pro forma information were derived from the historical books and records of QuadraMed and are not necessarily indicative of the operating results had the EZ-CAP division operated on a stand-alone basis.

This pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations that may occur in the future or that would have occurred if the business combination had been in effect on the dates indicated.

                                                    Nine months ended
                                                       September 30,
                                                  ---------------------
                                                    2001         2000
                                                  ---------------------

Revenues                                          $126,970     $121,104
Net (loss) income                                 $ (1,930)    $  1,575
Basic (loss) income per share                     $  (0.11)    $   0.09
Diluted (loss) income per share                   $  (0.11)    $   0.08

Also on August 31, 2001, the Company acquired NetEffect Europe, Ltd. The transaction was completed as an asset purchase and was accounted for using the purchase method of accounting. The acquired business, located in Slough, England, expands the Company's information technology consulting services and provides additional client relations. This transaction was not material to the Company's financial position or results of operations and is thus excluded from the pro forma financial information presented above.

5.   Credit Agreement

On August 29, 2001, the Company amended its credit agreement dated June 30, 1999 (the "Amendment"). The Amendment provides a $15 million revolving line of credit ("Revolver") and a $9 million term loan facility. The Revolver provides for a commitment fee of 0.375% to 0.500% of the unused balance and interest at the prime rate or, at the Company's option, at LIBOR plus a risk adjusted premium. The Revolver matures on September 30, 2003. Draws under the Revolver are limited to a formula driven borrowing base determined by the levels of certain receivables, as defined in the Amendment. The Amendment's term loan facility was drawn on in full to fund the EZ-CAP acquisition (see Note 4) and bears interest at LIBOR plus a risk adjusted premium, which totaled 4.7% at September 30, 2001. The term loan facility matures on September 30, 2006 and is due in sixty equal monthly principle payments, plus interest. The Amendment also modified certain required financial covenants. There were no borrowings outstanding under the Revolver as of September 30, 2001 and $6.0 million was outstanding as of December 31, 2000 bearing interest at a rate of 9.5 %.

6.   Special Charges

The Company continually has assessed the recoverability of its investment in prepaid software licenses related to its Customer Relationship Management business based on the depth and quality of its sales pipeline, level of active proposals and letters of intent to purchase licenses, sales, and the number of qualified leads generated from its focused sales programs among other factors.

During  the  second  quarter  of  2001,  the  Company   wrote-off  $5.1  million
representing all presently on hand and future purchase commitments to acquire Siebel software licenses as of June 30, 2001.

At June 30, 2001 the Company also increased its reserves for certain receivables and advances by $1.7 million.

7.   Segment Information

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

The Healthcare IT Solutions segment provides proprietary software products and business solutions for healthcare organizations. The division provides full service solutions via its proprietary MC400 software on a one-time license or PMPM basis and via its EZ-CAP software which is the industry standard for at-risk healthcare organizations. This includes customer service, installation service, training and ongoing support.

The Enterprise Applications and eBusiness Solutions segment provides integration services and software solutions. These practice areas focus on Application Management Services (AMS), Portals, eCommerce and Enterprise Resource Planning
(ERP).

The  Managed  IT  Services   segment   provides   network  and  systems  design,
integration, and management of large-scale data-center environments linking multiple technologies, operating systems, protocols and geographic areas. The division manages enterprise systems and provides desktop management services, which includes on-site and remote network systems management.

The Professional Services segment provides information technology personnel that are regularly utilized within engagements to meet short or indefinite term requirements. These highly skilled professionals are provided to augment our clients' staffing requirements.

The Company evaluates the performance of each segment based on segment revenues and gross profit. Segment gross profit includes only direct costs. Corporate selling, general and administrative expenses, net interest expense, and other income and expenses are not allocated to segments.

Summary information by segment is as follows:

                                                                Three months ended    Nine months ended
                                                                   September 30,         September 30,
                                                                -----------------------------------------
                                                                  2001      2000       2001        2000
                                                                -----------------------------------------
MANAGED IT SERVICES
   Revenues                                                     $12,816   $13,514    $ 41,445    $ 46,426
   Gross profit                                                   3,044     2,209       4,410       8,621
PROFESSIONAL SERVICES
   Revenues                                                      12,028    13,901      38,117      42,070
   Gross profit                                                   1,711     1,765       4,743       5,425
ENTERPRISE APPLICATIONS AND
   eBUSINESS SOLUTIONS
   Revenues                                                      10,875     5,661      28,985      15,266
   Gross profit                                                   2,068       330       4,341*        243
HEALTHCARE IT SOLUTIONS
   Revenues                                                       4,612     3,598      11,679      11,152
   Gross profit                                                   1,274     1,466       3,672       4,157
SEGMENT TOTALS
   Revenues                                                      40,331    36,674     120,226     114,914
   Gross profit                                                   8,097     5,770      17,166      18,446
   Selling, general and administrative expenses unallocated       6,842     6,017      19,678      16,615
   Write-down of certain receivables and advances unallocated        --        --       1,660          --
                                                                -----------------------------------------
   Total consolidated income (loss) from operations               1,255      (247)     (4,172)      1,831
   Interest and other income, net unallocated                        77       566         418       1,004
                                                                -----------------------------------------
Total consolidated income (loss) before income taxes            $ 1,332   $   319    $ (3,754)   $  2,835
                                                                =========================================

* Includes the write-down of $5.1 million related to prepaid software licenses (see Note 6).

8.   New Accounting Pronouncements

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

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"). "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the Standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact SFAS 142 will have on its financial position and results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB 144 supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a Segment of a Business (as previously defined in that opinion). FASB 144 also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. The provisions of FASB 144 are required to be applied with fiscal years beginning after December 15, 2001. The Company is currently assessing but has not yet determined the impact FASB 144 will have on its financial position and results of operations.

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

The statements which are not historical facts contained in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to: dependence on key strategic and end-user customers, the ability to establish new strategic customer relationships, risks associated with fixed-price contracts, future financial results, the ability to sustain and manage growth, lower than expected growth of non-strategic customer revenues, success in achieving marketing and sales goals and other business development initiatives, difficulties of investments in infrastructure, uncertainties relating to the difficulties of transacting on the Internet, transitioning the Company to New Business Sector businesses, potential changes in the prevailing technology away from outsourcing IT applications, the failure of the Company to make necessary enhancements or developments to its existing software products, opportunities in the market place, competition in the industry, general economic conditions, the possibility that strategic or end-user customers could invoke early termination clauses contained in the Company's long-term contracts, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the ability to successfully integrate recent acquisitions, the potential liability with respect to actions taken by its employees, risks associated with international sales including exposure to fluctuations between the U.S. dollar and other foreign currencies, and other risks described herein and in the Company's other Securities and Exchange Commission filings.

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

New Business Sector
   Healthcare IT Solutions
   Enterprise Applications and eBusiness Solutions

Traditional Business Sector
   Managed IT Services
   Professional Services

The Healthcare IT Solutions segment provides managed care software application solutions under software license agreements via its MC400 and EZ-CAP software solutions which is sold on a per member, per month (PMPM) subscription basis or for a one-time perpetual license fee. OAOT's MC400 software provides a comprehensive solution for healthcare benefit organizations (health maintenance organizations, indemnity insurance plans, physician hospital organizations, independent physician organizations and self-insured employer plans, among others). The MC400 system is web-enabled and provides over thirty modules that include claims processing, patient care management, eligibility, enrollment, utilization, internet connectivity, data warehousing, care management and web portals in one integrated system. The Company has over fifty installed sites and offers a viable solution that is ready for the federal requirements of the Health Insurance Portability and Accountability Act (HIPAA). EZ-CAP is currently installed at over 200 clients and provides secure, web-enabled modules for authorizations, premium billing, capitation payment, data reconciliation, benefit administration, contract management, and health plan and member eligibility management. The Company recently released EZ-CAP 4.0, which operates on Microsoft SQL Server enterprise technology and permits the use of a central database to concurrently process information for multiple managed care companies.

The Enterprise Applications and eBusiness Solutions segment provides customer-centric integration services and software solutions that are designed to work cohesively within the framework of our customers' existing business models. The division's three practices are eBusiness Solutions, Application/Managed Service Provider (A/MSP) and Application Management Services
(AMS). The Company has decided to exit the software license reseller portion of this practice and write-off its investment in Siebel pre-paid Customer Relationship Management (CRM) software licenses. The Company will further focus its practice on providing service solutions. OAOT offers both customized and pre-packaged solutions. Integration services are delivered on a consulting and project basis under both time and materials and fixed price arrangements, while our application management and software solutions services are made available through an A/MSP model or outsourced from the customer.

The Managed IT Services segment provides network and systems design, integration, and management of large-scale environments, which link multiple technologies, operating systems, protocols and geographic areas. OAOT manages enterprise systems and provides desktop management services, which include on-site and remote network systems management. These services are provided, generally under long-term fixed price contracts, as either part of an IT outsourcing team with our strategic customers to a wide range of end users or directly to middle market customers. The Company's strategic partners and customers include IBM, Compaq and CSC. In 2000, the Company's data center management contract was renewed for ten years. Management believes that revenues from these contracts may increase over the term of the contract; however, there is no assurance that revenues from this contract will increase or continue at historic revenue and profitability levels.

The Professional Services segment provides information technology personnel, primarily on a time-and-materials basis, that are regularly utilized during engagements to meet short or indefinite term requirements. There are also instances where an engagement has started on a time and materials basis and evolved to a fixed price basis, as the requirements became sufficiently defined. The Professional Services business is concentrated within one strategic customer; however, the Company has expanded its customer base in 2000 and continues to focus on expanding its customer base in the future.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                     For the three months ended          For the nine months ended
                                                            September 30,                       September 30,
                                                 ---------------------------------------------------------------------
     (in millions)                                    2001            2000                2001              2000
                                                 ---------------------------------------------------------------------
Revenues                                         $40.3   100.0%   $36.7    100.0%    $120.2    100.0%   $114.9   100.0%
Direct costs                                      32.2    79.9%    30.9     84.2%      98.0     81.5%     96.5    84.0%
Write-down of prepaid software licenses           --      --       --       --          5.1      4.2%       --      --
Selling, general and administrative expenses       6.8    16.9%     6.0     16.3%      19.6     16.3%     16.6    14.4%
Write-down of certain receivables and advances    --      --       --       --          1.7      1.4%       --      --
                                                 ---------------------------------------------------------------------
Income (loss) from operations                      1.3     3.2%    (0.2)    -0.5%      (4.2)    -3.5%      1.8     1.6%
Interest and other income, net                     0.1     0.2%     0.5      1.4%       0.4      0.3%      1.0     0.9%
                                                 ---------------------------------------------------------------------
     Income (loss) before income taxes             1.4     3.5%     0.3      0.8%      (3.8)    -3.2%      2.8     2.4%
Provision (benefit) for income taxes               0.6     1.5%     0.1      0.3%      (1.6)    -1.3%      1.2     1.0%
                                                 ---------------------------------------------------------------------
     Net income (loss)                           $ 0.8     2.0%   $ 0.2      0.5%    $ (2.2)    -1.8%   $  1.6     1.4%
                                                 =====================================================================

Comparison of the three and nine month periods ended September 30, 2001 to the three and nine month periods ended September 30, 2000.

Revenues

The Company's revenues increased $3.6 million or 9.8% to $40.3 million for the three months ended September 30, 2001, compared to $36.7 million for the same period in 2000. For the nine months ended September 30, 2001 revenues increased $5.3 million or 5.0 % to $120.2 million from $114.9 million for the same period in 2000. Revenue increases for both the three and nine month periods ended September 30, 2001 were driven by the Company's New Business Sector, primarily the Enterprise Applications and eBusiness Solutions segment. New Business Sector revenue increases were partially offset by decreases in revenues in the Company's Traditional Business Sector, in both the Managed IT Services and Professional Services segments.

Revenues from the New Business Sector increased $6.2 million to $15.5 million for the three month period ended September 30, 2001 from $9.3 million in the same period in 2000, while revenues increased by $14.3 million to $40.7 million for the nine month period ended September 30, 2001 from $26.4 million in the same period in 2000.

Revenues from the Enterprise Applications and eBusiness Solutions segment increased $5.2 million or 91.2% to $10.9 million, for the three months ended September 30, 2001 compared to $5.7 million for the same period in 2000. Revenues increased $13.7 million or 89.5% to $29.0 million for the nine months ended September 30, 2001 compared to $15.3 million for the same period in 2000. The increase in revenues for both the three month and nine month periods ended September 30, 2001 was due primarily to increased activity in the AMS business. Billable headcount increased from 242 in September 2000 to 447 in September 2001. It is anticipated that this business will continue to have a favorable impact for the balance of the year with headcount expected to increase through May 2002. Increases in AMS revenues were partially offset by decreases in eBusiness Solutions revenue. The decline is the result of fewer active projects in the division, particularly in Siebel software implementation services. eBusiness headcount has been reduced from approximately 30 positions in September 2000 to 8 in September 2001 and is expected to be further reduced during the remainder of 2001.

Revenues from the Healthcare IT Solutions segment increased $1.0 million, or 27.8%, to $4.6 million for the three months ended September 30, 2001 compared to $3.6 million for the same period in 2000. For the nine month period ended September 30, 2001, revenues increased $0.5 million or 4.5% to $11.7 million compared to $11.2 million for the same period in 2000. The increase in revenue was primarily attributable to the EZ-CAP acquisition.

Revenues from the Company's Traditional Business Sector decreased $2.6 million to $24.8 million for the three month period ended September 30, 2001 from $27.4 million in the same period in 2000. Revenues decreased by $9.0 million to $79.5 million for the nine month period ended September 30, 2001 from $88.5 million in the same period in 2000.

Revenues from the Managed IT Services segment decreased by $0.7 million or 5.2% to $12.8 million for the three months ended September 30, 2001 compared to $13.5 million for the same period in 2000. Revenues decreased by $5.0 million or 10.8% to $41.4 million for the nine months ended September 30, 2001 compared to $46.4 million for the same period in 2000. The decline in revenues was due to in-sourcing of services by one customer away from the Company, and lower pricing and service levels under its current contract requirements. These declines were partially offset by increased project work through a strategic customer of the Company's United Kingdom operations. In addition, this is the first quarter that reflects the year to year re-pricing and revenue growth of the data center management contract.

Revenues from the Professional Services segment decreased $1.9 million or 13.7% to $12.0 million for the three months ended September 30, 2001 compared to $13.9 million for the same period in 2000. Revenues decreased for the nine months ended September 30, 2001 by $4.0 million or 9.5% to $38.1 million compared to $42.1 million for the same period in 2000. The decrease in revenues is due to continued softness in staffing requisitions from a strategic customer and by the decline in IT staff requisitions as a result of the slow down in the technology market. This softness may continue into future periods. Additionally, the Professional Services line suffered a 5% price reduction from a strategic customer, which is expected to be passed through to the Company's suppliers. The Company is diversifying its customer base, which is expected to partially mitigate any future declines.

Direct Costs

The Company's direct costs increased $1.3 million or 4.2% to $32.2 million for the three months ended September 30, 2001, compared to $30.9 million for the same period in 2000. Direct costs decreased as a percentage of revenues to 79.9% for the three months ended September 30, 2001 versus 84.2% for same period in 2000. For the nine months ended September 30, 2001, direct costs increased $6.6 million to $103.1 million from $96.5 million in the same period in 2000. Direct costs increased as a percentage of revenues to 85.7% for the nine months ended September 30, 2001 versus 84.0% for same period in 2000.

The increase in direct costs for the three month period ended September 30, 2001 is a result of growth in the New Business Sector. The increase in direct costs and direct costs as a percentage of revenues for the nine month period ended September 30, 2001 is due to the write-down of $5.1 million related to prepaid software licenses which are attributable to the CRM practice, within the Enterprise Applications and eBusiness Solutions segment. Excluding the write-off of prepaid software licenses, the ratio of direct costs to revenues for the Company improved to 81.5% for the nine months ended September 30, 2001 compared to 84.0% for the same period in 2000. The improvement in direct costs as a percent of revenue for the three and nine months ended September 30, 2001, excluding the write-down of $5.1 million related to prepaid software licenses, is due to improvements in profitability in the Enterprise and eBusiness Solutions and Managed IT Solutions segments, partially offset by a decline in profitably in the Healthcare IT Solutions segment, as discussed in more detail below.

The Enterprise Applications and eBusiness Solutions segment direct costs increased by $3.4 million to $8.8 million for the three months ended September 30, 2001 from $5.4 million for the same period in 2000. Direct costs increased $14.7 million to $29.8 million for the nine months ended September 30, 2001 compared to $15.1 million for the same period last year. These increases reflect the overall increase in business activity in the segment. In the Enterprise Applications and eBusiness Solutions segment, direct costs as a percentage of segment revenues were 80.7% and 94.7% for the three months ended September 30, 2001 and 2000, respectively. Direct costs as a percentage of segment revenues increased to 102.8% for the nine months ended September 30, 2001 from 98.7% for the same period in 2000. Direct costs as a percentage of segment revenues, exclusive of the write-down of the prepaid licenses, were 85.2% and 98.7% for the nine months ended September 30, 2001 and 2000, respectively. The improvement in direct costs as a percent of revenue in the three and nine months ended September 30, 2001, excluding the write-down of $5.1 million related to prepaid software licenses, is the result of a more favorable mix in billable to non-billable headcount, and an overall increase in billable headcount in the AMS business. Billable headcount increased from 81.0% of total headcount in September 2000 to 85.0% of total headcount in September 2001.

Managed IT Services segment direct costs decreased by $1.5 million to $9.8 million for the three months ended September 30, 2001 from $11.3 million for the same period in 2000. Direct costs decreased by $5.3 million to $31.9 million for the nine months ended September 30, 2001 compared to $37.2 million for the same period in 2000. Segment direct costs as a percentage of segment revenues were 76.6% and 83.7% for the three months ended September 30, 2001 and 2000, respectively. Direct costs as a percentage of segment revenues were 77.1% and 81.5% for the nine months ended September 30, 2001 and 2000, respectively. The improvement in direct costs as a percentage of revenue is a result of operating efficiencies gained in the business, and higher margins realized on new customers.

HealthCare IT Solutions' direct costs increased $1.2 million to $3.3 million for the three months ended September 30, 2001 compared to $2.1 million for the same period in 2000. Direct costs for the nine months ended September 30, 2001 increased $1.0 million to $8.0 million compared to $7.0 million for the same period in 2000. HealthCare IT Solutions' direct costs as a percentage of revenues increased to 71.7% for the three months ended September 30, 2001 compared to 58.3% for the same period in 2000. For the nine month period ended September 30, 2001, direct costs increased as a percentage of revenue to 68.4% from 62.5% from the same period in 2000. The increases were primarily due to an increase in research and development costs.

Direct costs in the Professional Services segment for the three months ended September 30, 2001 decreased by $1.8 million to $10.3 million compared to $12.1 million during the same period in 2000. For the nine month period ended
September 30 2001, direct costs decreased by $3.3 million to $33.4 million compared to $36.7 million in the same period in 2000. Professional Services' direct costs as a percentage of revenues remained stable in the three and nine months ended September 30, 2001 as compared to the same periods in 2000. The decline in direct costs is consistent with the decline in revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.8 million and $6.0 million for the three month periods ended September 30, 2001 and 2000, respectively. The Company's selling, general and administrative expenses increased as a percentage of revenues for the three months ended September 30, 2001 to 16.9 % compared to 16.3% for the same period in 2000. For the nine month periods ended September 30, 2001 and 2000 selling, general and administrative expenses were $19.6 million and $16.6 million or 16.3% and 14.4% of revenues, respectively. The increases were a result of increases in indirect expenses in the Company's New Business Sector, primarily as a result of the growth in the AMS business.

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

Interest and Other Income and Provisions for Income Taxes

For the three and nine month periods ended September 30, 2001 interest and other income decreased to $0.1 million and $0.4 million, respectively, from $0.6 million and $1.0 million in the same period in 2000. The decrease is primarily due to lower interest rates on invested cash. The effective tax rate was 42.5% for the three and nine months ended September 30, 2001, essentially consistent with the same periods in 2000.

Liquidity and Capital Resources

Cash and cash equivalents were $9.0 million as of September 30, 2001, versus $11.8 million as of December 31, 2000. Cash provided by operations was $4.8 million for the nine months ended September 30, 2001. Cash provided by operations for the nine months ended September 30, 2001 was primarily due to earnings before special non-cash charges, depreciation and amortization. Additionally, an increase in current liabilities, which was partially offset by an increase in accounts receivable and other assets, contributed to the cash provided by operations. Accounts receivable increased due to increased software license sales and timing differences in receipt of amounts due from strategic customers. The Company's Traditional Business Sector, Managed IT Services and Professional Services, continue to manage collections of accounts receivable. These cash flows were used to fund the Company's New Business Sector, Healthcare IT Solutions and Enterprise Applications and eBusiness Solutions, business segments. The Company expects to continue to invest in the operations of its New Business Sector and will also invest in sales and marketing as it develops its demand generation capabilities for these new business services. Such costs will continue to be expensed as incurred and represent a use of future cash which is expected to be funded from Company operations and available cash.

Cash used in investing activities was $10.5 million primarily for the EZ-CAP acquisition. Additionally, the purchase of hardware and office equipment used primarily by its Enterprise Applications group and for certain software developed for sale by the Healthcare IT segment also were a part of the cash used for investing activities. To the extent that additional funds are required for capital purchases, the Company has arranged a $6.5 million of lease credit lines with two financial institutions. As of September 30, 2001, $3.8 million had been utilized under the facility.

On August 29, 2001, the Company amended its credit agreement dated June 30, 1999 (the "Amendment"). The Amendment provides a $15 million revolving line of credit ("Revolver") and a $9 million term loan facility. The Revolver provides for a commitment fee of 0.375% to 0.500% of the unused balance and interest at the prime rate or, at the Company's option, at LIBOR plus a risk adjusted premium. The Revolver matures on September 30, 2003. The Amendment's term loan facility was drawn on in full to fund the EZ-CAP acquisition and bears interest at LIBOR plus a risk adjusted premium. The term loan facility matures on September 30, 2006 and is due in 60 equal monthly principle payments, plus interest. Draws under the Revolver are limited to a formula driven borrowing base determined by the levels of certain receivables, as defined in the Amendment. The Amendment also modifies certain required financial covenants. There were no borrowings outstanding under the Revolver as of September 30, 2001 and $6.0 million outstanding as of December 31, 2000 bearing interest at a rate of 9.5 %.

The Company currently anticipates that its existing cash balances, bank credit facilities and any cash generated from operations will be sufficient to satisfy its operating cash needs for the foreseeable future. The Company intends to continue to pursue an acquisition program as part of its strategy to accelerate revenues and earnings growth. The Company expects to use bank credit to leverage the Company's financial position. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities. No assurance can be given, however, that such additional debt or equity financing will be available to the Company on terms and conditions acceptable to the Company, if at all.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Company's primary market risk is foreign currency exposure and changing interest rates. The Company conducts business in foreign countries, primarily Canada and the United Kingdom. Foreign currency transaction gains and losses were not material to the Company's results of operations for the three and nine months ended September 30, 2001 and 2000. The Company believes its foreign currency risk is related primarily to the difference between amounts the Company receives and disburses in Canada in U.S. Dollars from U.S. dollar denominated contracts. The Company's foreign currency risk will increase with the growth of its business. The Company's interest rate risk is related to the variable rate on amounts outstanding on the Company's credit agreement. Amounts outstanding on the term loan bear interest at LIBOR plus a risk adjusted premium, 4.7% at September 30, 2001. The first amendment to the Company's credit agreement, dated August 29, 2001, requires the Company to enter into a swap agreement within 120 days of the amendment date, effectively converting the interest rate from variable to fixed on at least $5,000,000 of any amounts outstanding. Through September 30, 2001, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of potential adverse fluctuations in foreign currency exchange rates or interest rates; however, the Company periodically reviews its exposure to foreign currency and interest rate risk and may take action to limit its exposure if deemed appropriate.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Designation     Description
-----------     -----------
10.1            First Amendment to the Credit Agreement dated June 30, 1999 by and among OAO Technology Solutions, Inc. and its subsidiaries and Bank of America, N.A. (successor in interest to NationsBank, N.A.)*

*    Filed herewith.

b)   Reports on Form 8-K

1. The Company filed a Form 8-K with the Commission on September 14, 2001 to report its closing of the acquisition of certain assets of EZ-CAP, a division of QuadraMed Corporation, on August 31, 2001 pursuant to the definitive agreement between QuadraMed Corporation and the Company. No financial statements were filed with this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OAO Technology Solutions, Inc.
                                        (Registrant)


Date: November 14, 2001            By:  /s/ Gregory A. Pratt
                                        ----------------------------------------
                                        Gregory A. Pratt
                                        President and Chief Executive Officer


Date: November 14, 2001            By:  /s/ J. Jeffrey Fox
                                        ----------------------------------------
                                        J. Jeffrey Fox
                                        Senior Vice President Finance and
                                        Chief Financial Officer