Form 10-K
period 2001-12-31
OAO TECHNOLOGY SOLUTIONS INC
filed 2002-03-28
CIK 1043476

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 2002, was approximately
$21,141,000 based on the closing sale price of the Common Stock on March 15, 2002, of $2.37 as reported by the NASDAQ National Market System.

     As of March 15, 2002, the registrant had outstanding 17,876,885 shares of its Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2002 are incorporated by reference in Part III, Items 10, 11, 12 and 13.

================================================================================

                         OAO TECHNOLOGY SOLUTIONS, INC.

                               INDEX TO FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2001

Item                                                                       Page
----                                                                       ----
                                     Part I

  1    Business........................................................      3

  2    Properties......................................................      8

  3    Legal Proceedings...............................................      9

  4    Submission of Matters to a Vote of Security Holders.............      9

                                     Part II

  5    Market for Registrant's Common Equity and
           Related Shareholder Matters.................................      9

  6    Selected Consolidated Financial Data............................     10

  7    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     11

  7a   Quantitative and Qualitative Disclosures about Market Risk......     20

  8    Financial Statements and Supplementary Data.....................     21

  9    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     44

                                    Part III

 10    Directors and Executive Officers of the Registrant..............     44

 11    Executive Compensation..........................................     44

 12    Security Ownership of Certain Beneficial Owners and Management..     44

 13    Certain Relationships and Related Transactions..................     44

                                     Part IV

 14    Exhibits and Reports on Form 8-K................................     45

                                     PART I

Item I. BUSINESS.

OAO Technology Solutions, Inc. ("OAOT" or the "Company") is a global provider of information technology services that address the enterprise-wide challenges of Fortune 1000 companies, mid-market organizations, health benefit organizations, and the public sector.

We began operations in 1993 as a division of OAO Corporation, were incorporated in March 1996 and spun off from OAO Corporation in April 1996. We have grown since inception, with revenues increasing to $163.1 million in 2001, from $57.9 million in 1996. Our strategic partners and customers include IBM, Compaq and Computer Sciences Corporation (CSC). Revenues from the two largest strategic customers were $124.9 million and $135.5 million for the years ended December 31, 2001 and 2000, respectively. The largest strategic customer (IBM) accounted for 69.2% and 76.0%, and the second largest strategic customer (Compaq) accounted for 7.4% and 12.8% of revenues for the years ended December 31, 2001 and 2000, respectively. We have diversified the types of services we provide to our strategic customers and expanded the number of strategic customer business units to whom we provide services. For the year ended December 31, 1996, we earned 60.2% of our revenues from data center management services provided to a strategic customer. For the year ended December 31, 2001, we earned 20.8% of our revenues from data center management. A decrease in revenues from or loss of a strategic customer could have a material adverse effect on our business, operating results, and financial condition. The early termination or non-renewal of a strategic customer's contract by an end-user customer could also have a material adverse effect on our business, operating results and financial condition.

For the years ended December 31, 2001 and 2000, approximately 26% and 23% of our revenues, respectively, were derived from fixed-price contracts. Certain of our fixed-price contracts require us to meet pre-established levels of service, while achieving operating or managerial efficiencies during the course of the engagements. Profitability is generally lower during the early term of the engagements as we invest in assuring a smooth start-up and in attaining certain service levels prior to the implementation of productivity improvements. Upon completion of the initial performance phase, we initiate activities to attempt to increase profitability through improved management practices and the establishment of new technical and operational methodologies. The inability to increase the profitability of a contract could have a material adverse effect on our business, operating results and financial condition.

Engagements that involve new services to existing customers or services to new customers may also result in lower margins during the early term of the engagement. We have historically experienced margin improvements after the start-up phase of our engagements, however, there can be no assurance of future margin improvements. Further, we must realize and maintain margins on our long-term contracts to offset the effect of any un-priced increases in labor cost associated with delivery of services under these long-term contracts. In addition, operating results can be affected by the level of our investments in international and other business development activities. We believe that our business is not seasonal.

We operate two business segments: Managed IT Solutions and Healthcare IT Solutions. In order to align our reporting with competitors in the industry and to make our segment information more useful, all of our IT service related operating segments have been consolidated into one reportable segment, Managed IT Solutions. All prior period segment information has been restated to reflect this change. Our operating segments formerly reported as Enterprise Applications and eBusiness Solutions, Managed IT Services, and Professional Services have been combined as a result of this change and are now collectively reported as Managed IT Solutions. Healthcare IT Solutions remains unchanged.

Managed IT Solutions

Our Managed IT Solutions segment has expertise and experience in network and systems design, integration, and management of large-scale environments linking multiple technologies, operating systems, protocols and geographic areas. We manage enterprise systems and provide desktop management services, which include on-site and remote network systems management. These services are provided as either part of an IT outsourcing team, with its strategic customers, to a wide range of end users, or directly to middle market customers. We plan to continue to pursue relationships with strategic customers, while marketing our solutions directly to middle market commercial and public sector customers. We believe that our ability to offer one source of accountability for companies seeking a full range of application and infrastructure outsourcing solutions, coupled with our commitment to quality, differentiate our services and provide us with a competitive advantage. Our commitment to quality is evidenced by our Application Solutions division's achievement of a SW-CMM (Software Capability Maturity Model) process maturity Level II. In addition, we continue to actively implement quality processes throughout the Company in accordance with the Malcolm Baldrige Quality Program. We believe that we provide customers the flexibility, responsiveness and cost-effectiveness of a smaller firm, while offering the benefits that a larger outsourcer could provide, all at a cost that is lower than they could achieve themselves.

Our service offerings in Managed IT Solutions are as follows:

Application Solutions

Our Application Solutions service offerings include Application Support, Application Management and Application Development/Integration. Application Solutions are both a stand-alone service and a vehicle to deliver our other services. Application Solutions services are made available through an application/managed service provider model or outsourced from the customer. Application Solutions provides outsourcing for a complete set of services that include development/integration, management, and/or support of applications. Application outsourcing may involve the transfer of people and application software to a remote application solution center. Application Solutions offers both customized and pre-packaged solutions. Integration services are delivered on a consulting and project basis under both time-and-materials and fixed-price arrangements, while our application management and software solutions are made available through an application support model or outsourced from the customer. From our CustomerCare centers, primarily located in Toronto and Moncton, Canada, our Application Support services offer a single point of accountability for application software including help requests and proactive application monitoring. We have decided to exit the software license reseller portion of this practice and write-off our investment in third party software licenses. We will further focus on providing service solutions.

IT Infrastructure Solutions

Our IT Infrastructure Solutions service offerings include Network and Desktop Management Services (NDMS), Data Center Management (DCM) and Professional Staffing Services. NDMS and DCM provide network and systems design, integration, and management of large-scale environments linking multiple technologies, operating systems, protocols and geographic areas. IT Infrastructure Solutions manages enterprise systems and provides desktop management services, which include on-site and remote network systems management. These services are provided, generally under long-term fixed-price contracts, as either part of an IT outsourcing team with its strategic customers to a wide range of end users or directly to Fortune 1000 and middle market customers. Professional Staffing Services provides information technology personnel, primarily on a time-and-materials basis, that are regularly utilized within engagements to meet short or indefinite term requirements. There are also instances where an engagement has started on a time-and-materials basis and evolved to a fixed-price basis, as the requirements became sufficiently defined. Professional Staffing personnel include, but are not limited to, computer operators, application and systems programmers, network architects, designers, testers and installers, software/hardware testers, help desk consultants, project managers, and technical writers. Professional Staffing Services provides personnel who possess programming skills ranging from Oracle, SAP, C++, and COBOL/DB2, to the every day needs of staffing requirements in the IT industry. Professional Staffing Services has offices strategically located in the Northeast, Southeast, Midwest and West. In October 2000, we expanded our Professional Staffing Services business to new markets in Atlanta and Boston. Our Professional Staffing Services division has the ability to recruit professional and technical staff locally and nationally. We believe that our Professional Staffing Services division is positioned to provide nationwide support to customers and it has continuously demonstrated this ability since its inception. The Professional Staffing Services business is concentrated within one strategic customer; however, we have expanded our customer base in 2001 and will continue to focus on expanding our customer base in the future.

Healthcare IT Solutions

On August 31, 2001, we acquired the EZ-CAP(R) software business of QuadraMed Corporation. The EZ-CAP managed care software product is a leading industry solution for at-risk healthcare organizations, and is currently installed at approximately 200 clients. The acquisition facilitates our entry into the provider (physician-hospital) segment of the healthcare benefit processing software market. The EZ-CAP system provides over fifteen integrated modules that include internet connectivity, electronic data interchange, eligibility, enrollment, claims processing, utilization management and reporting.

Our Healthcare IT Solutions segment provides managed care software application solutions under software license agreements via its MC400(TM) and EZ-CAP(R) software solutions, which are sold on a per member, per month (PMPM) subscription basis or for a one-time perpetual license fee. We plan to continue efforts to market our software solutions on a PMPM subscription basis. The pay-as-you-go feature of the PMPM model is attractive to customers concerned with managing cash flow and broadens the target market for our products. In addition, the PMPM model provides a more consistent and predictable cash flow and revenue stream and could have a greater contract value than a perpetual license sale. This effort to market our products on a PMPM basis could result in the deferral of revenue, profit and cash flow in our Healthcare IT Solutions segment in the short term. Our MC400 software provides a comprehensive solution for healthcare organizations (health maintenance organizations, indemnity insurance plans, physician hospital organizations, independent physician organizations, third party administrators and self-insured employer plans, among others). The MC400 system is web-enabled and provides over thirty integrated modules that include claims processing, patient care management, electronic data interchange, eligibility, enrollment, utilization, internet connectivity, data warehousing, care management and web portals. We have over fifty MC400 installed sites and offer a viable solution that is ready for the federal requirements of the Health Insurance Portability and Accountability Act (HIPAA). EZ-CAP is currently installed at approximately 200 clients nationwide and internationally and provides secure, web-enabled solutions. The EZ-CAP system provides over fifteen integrated modules that include internet connectivity, electronic data interchange, eligibility, enrollment, claims processing, utilization management and reporting. We recently released EZ-CAP 4.0, which operates on Microsoft SQL Server enterprise technology and permits the use of a central database to concurrently process information for multiple managed care companies.

In 2000, Healthcare IT Solutions acquired and began marketing and installing a care management system (CMS) that enhances the MC400 product's capabilities. We also introduced three additional major enhancements. The first is an internet centric web enabled system that allows customers to connect to the system from any computer worldwide. The second is our data warehouse and decision support system that allows customers to store and report on historical data using analytical tools and reporting analysis. The third enhancement is our new Communications system that allows our customers to process all forms of letters, desk top publishing, correspondence, fax and email correspondence to any recipient of the system. Global distribution automation and automatic processing and scheduling of all correspondence enables our clients to reduce their costs and save time. We are committed to investing the resources necessary to continue to develop new modules for our Healthcare software solutions in order to meet the evolving needs of our customers and to address changes in technology and in the industry.

During 2001 and 2000, Healthcare IT Solutions won a number of new customer accounts that we believe have positioned us well for the future. One such customer account resulted from the sale of a software solution that established us as a provider of solutions to the third party administrator market. Another system sale demonstrated that our healthcare software solution could accommodate a million-plus-member healthcare plan. We also signed our first international distribution license agreement, which is expected to provide international sales of MC400. The acquisition of EZ-CAP gave us entry into the healthcare provider benefit processing market. We expect to derive considerable synergies from the co-marketing of our MC400 and EZ-CAP solutions. We intend to continue to target these markets in 2002, although there can be no assurance that we will be successful in these markets.

Industry and Competition

We sell technology services and solutions predominantly to technology companies and their customers. A significant portion of annual revenues, 85% in 2001 and 87% in 2000, is "recurring revenue" under long-term contracts and other annually renewable contracts that have historically been renewed year to year at relatively constant levels of revenue. We begin 2002 with backlog under long-term contracts of approximately $650 million, of which approximately $567 million is not expected to be filled in 2002. Backlog is expected to be realized over the next ten years. However, our long-term contracts generally have early termination provisions that, if invoked by its customers, could have a significant adverse impact on the our revenue, profitability, cash flow and backlog. Further, our business is subject to general economic conditions and economic conditions within the technology industry, which appear to have been softening, especially with the decline of "dot.com" businesses.

Managed IT Solutions

The IT services market is highly competitive and is served by numerous firms, including systems consulting and integration firms, professional services companies, application software firms, staff augmentation firms, the professional service groups of computer equipment companies, facilities management and management information systems outsourcing companies, certain "Big Five" accounting firms, and general management consulting firms. Many participants in the IT services market have significantly greater financial, technical and marketing resources, and generate greater revenues than the Company. We believe that the principal competitive factors in the IT services industry include responsiveness to client needs, the ability to cause the transition of the outsourced services to occur on a prompt and seamless basis, quality of service, employee relations, price, management capability and technical expertise. We believe we have the ability to successfully compete in these markets because of our core competencies, strategic customer relationships, strategic alliances and product service agreements, which allow us to provide customers global, enterprise-wide integration of information technology. We believe that our ability to offer one source of accountability for companies seeking a full range of application and infrastructure outsourcing solutions, coupled with our commitment to quality, differentiate our services and provide us with a competitive advantage. Our commitment to quality is evidenced by our Application Solutions division's achievement of a SW-CMM (Software Capability Maturity Model) process maturity Level II. In addition, we continue to actively implement quality processes throughout the Company in accordance with the Malcolm Baldrige Quality Program.

While historically the IT services industry has generally experienced labor shortages and wage inflation in excess of many other industries, our engagements have not been materially affected. We price our services under these engagements on the basis of the historical cost of the outsourced function, managerial experience, and its assessment of evolving technical factors. We also enter into professional services engagements requiring high-demand IT specialists for terms ranging up to 18 months, usually on a time-and-materials basis. As general economic conditions have weakened in the past year, the trend in the IT industry has shifted from a shortage of labor to a surplus of labor. We are subject to the same general industry pricing pressures, required efficiency improvements and labor pressures inherent in the IT services industry when performing engagements. As a result, we have experienced and may continue to experience pricing pressure, especially from strategic customers. We expect to be able to partially pass along any price reductions to our suppliers. We are dependent upon our ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients. In pricing our services under shorter-term engagements, we evaluate the existing labor market for IT specialists and the expected duration of the engagement.

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

Many of the same factors fueling the rapid expansion of the outsourcing industry are similarly impacting the professional IT staffing industry. As the demand for technical resources continues to expand, corporations increasingly rely on professional-specific staffing providers as a source for skilled IT professionals. Whether to meet temporary or long-term demands, companies faced with the difficulty of identifying, attracting, and retaining competent, highly skilled IT professionals are supplementing their internal IT staff with consultants obtained from professional-specific staffing companies.

HealthCare IT Solutions

The healthcare industry has experienced significant recent transition, incurred by both the healthcare provider/payor and by the evolution of products, services, and fee arrangements made available by IT solution providers. Health care providers and payors of health benefits include: indemnity insurance plans, physician hospital organizations, independent physician organizations and self-insured employer plans, health maintenance organizations (HMO's), preferred provider organizations (PPO's), third party administrators (TPA's) and governments. Health care providers and payors have experienced consolidation, forming large health organizations and networks, and have incurred greater operating risks as the traditional fee-for-service reimbursement model is being replaced by alternative payment models. To enhance operating efficiencies and controls, the healthcare providers have increased demand for comprehensive, end-to-end IT systems and services. These system solutions operate on hardware platforms including client/server networks, mainframes and personal computer stations. The federal government is in the process of defining and implementing the requirements of (HIPAA). These proposed regulations appear extensive and concern privacy and health record reporting standards, among others. We believe that these regulations could cause healthcare payors to purchase new IT systems, which could be beneficial to software solutions providers like us. However, certain HIPAA requirements have been delayed for one year in 2001 and there can be no assurance that the proposed regulations will be implemented as expected or that they will cause any increase in sales of our healthcare IT solutions.

Looking to the Future

Our overall strategy is to continue growing revenues and diversifying our customer base. We have invested, and expect to continue to invest, the profits and cashflows generated from our business to enhance our marketing and sales capabilities to gain new customers. Our strategy is to leverage our existing customer base, as we continue to market our IT solutions directly to middle market commercial and public sector companies. We will continue to pursue new partnerships with strategic customers and acquisitions, which will open additional markets and distribution channels. In addition, we are implementing a marketing strategy that is focused on cross-selling our services as we seek to become recognized as a quality focused, cost effective, full service provider of IT outsourcing services.

We remain committed to investing the resources necessary to enhance the potential of our Healthcare IT Solutions business. We believe the growth opportunities remain strong in our Healthcare IT Solutions segment given the success of our MC400 system and the opportunities to help the industry become compliant with HIPAA regulations. In addition, the acquisition of EZ-CAP has expanded our solutions to the healthcare provider market and provides cross-selling opportunities with our MC400 functionality.

Employees

As of December 31, 2001, the Company employed approximately 2,400 employees, of which 2,155 were full time. Approximately 9% of these employees have managerial responsibilities, and over 70% have technical responsibilities. The Company typically utilizes the services of independent contractors only in short-term engagements and certain international engagements. The Company believes that its relationships with its employees are good.

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

Item 3. LEGAL PROCEEDINGS.

The Company believes that there are no claims or actions against the Company the ultimate disposition of which would have a material adverse effect on the Company's results of operations or financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Stock Data: The Company's Common Stock, par value $0.01 per share, commenced trading on the NASDAQ National Market tier of the NASDAQ Stock Market on October 22, 1997, under the symbol "OAOT." As of December 31, 2001, there were 606 record holders of the Company's Common Stock based on information provided by the Company's transfer agent. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company's Common Stock.

                                                          2001
                                                  --------------------
          Quarter                                     High         Low
          -------                                 --------------------
          First                                      $2.38       $1.13
          Second                                      2.23        0.91
          Third                                       1.75        0.87
          Fourth                                      3.00        0.88

                                                          2000
                                                  --------------------
          Quarter                                     High         Low
          -------                                 --------------------
          First                                      $9.94       $6.31
          Second                                      8.44        2.62
          Third                                       6.31        3.50
          Fourth                                      3.94        1.13

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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Form 10-K. The following Statement of Operations Data and Balance Sheet Data have been derived from the consolidated financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent auditors.

     (In thousands, except per share amounts)                        For the years ended December 31,
                                                          2001         2000        1999        1998         1997
                                                       -----------------------------------------------------------
Statement of Operations Data:
Revenues                                               $ 163,100    $ 152,585   $ 150,162   $ 113,342    $  84,666
Direct costs                                             131,446      127,905     131,664      97,105       65,882
Write-down of prepaid software licenses                    5,085           --          --          --           --
Selling, general and administrative expenses              28,918       22,675      16,014      19,100       13,551
Write-down of impaired assets and other                    3,308           --          --          --           --
Restructuring charges                                         --           --          --       3,135           --
                                                       -----------------------------------------------------------
(Loss) income from operations                             (5,657)       2,005       2,484      (5,998)       5,233
Interest and other income (expense), net                     251        1,122         921         619         (453)
                                                       -----------------------------------------------------------
(Loss) income before income taxes                         (5,406)       3,127       3,405      (5,379)       4,780
(Benefit) provision for income taxes                      (1,893)       1,329       1,554      (1,881)       1,912
                                                       -----------------------------------------------------------
Net (loss) income                                      $  (3,513)   $   1,798   $   1,851   $  (3,498)   $   2,868
                                                       ===========================================================
Net (loss) income per common share:
    Basic                                              $   (0.19)   $    0.10   $    0.11   $   (0.21)   $    0.27
                                                       =========    =========   =========   =========    =========
    Diluted                                            $   (0.19)   $    0.10   $    0.11   $   (0.21)   $    0.26
                                                       =========    =========   =========   =========    =========

                                                                            As of December 31,
                                                          2001         2000        1999        1998         1997
                                                       -----------------------------------------------------------
Balance Sheet Data:
Working capital                                        $  25,324    $  29,457   $  28,353   $  26,394    $  33,249
Total assets                                              74,557       69,577      61,355      51,118       50,342
Long-term debt                                             6,753           --          --          --           --
Capital lease obligations, including current portion       1,824        1,565         143         883        1,435
Shareholders' equity                                      38,405       43,242      39,622      35,448       38,066

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

The statements that are not historical facts contained in this Form 10-K, including this Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to: dependence on key strategic and end-user customers, the ability to establish new strategic customer relationships, risks associated with fixed-price contracts, future financial results, the ability to sustain and manage growth, lower than expected revenue growth and pricing pressure from strategic and non-strategic customers, success in achieving marketing and sales goals and other business development initiatives, difficulties of investments in infrastructure, uncertainties relating to the difficulties of transacting on the Internet, potential changes in the prevailing technology away from outsourcing IT applications, the failure of the Company to make necessary enhancements or developments to its existing software products, possible deferral of revenue, profit and cash flow from any increase in per-member per-month and/or percentage-of-completion basis software sales in relation to total software sales, inability to successfully install healthcare software sold on a timely basis, competition in the industry, general economic conditions and level of information technology service spending, the possibility that strategic or end-user customers could invoke early termination clauses contained in the Company's long-term contracts, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the ability to successfully integrate recent acquisitions, the potential liability with respect to actions taken by its employees, risks associated with international sales including exposure to fluctuations between the U.S. dollar and other foreign currencies, and other risks described herein and in the Company's other Securities and Exchange Commission filings.

Segments Overview

OAOT is a global provider of information technology services that address the enterprise-wide challenges of Fortune 1000 companies, mid-market organizations, health benefit organizations, and the public sector. The Company operates two business segments: Managed IT Solutions and Healthcare IT Solutions. In order to align our reporting with competitors in the industry and to make our segment information more useful to users, all of the Company's IT service related operating segments have been consolidated into one reportable segment, Managed IT Solutions. All prior period segment information has been restated to reflect this change. The Company's business segments formerly reported as Enterprise
Applications and eBusiness Solutions, Managed IT Services, and Professional Services have been combined as a result of this change and are now collectively reported as Managed IT Solutions. Healthcare IT Solutions remains unchanged.

Managed IT Solutions
(Application Solutions and IT Infrastructure Solutions)

Application Solutions

The Company's Application Solutions service offerings include Application Support, Application Management and Application Development/Integration. Application Solutions provides outsourcing for a complete set of services that include development/integration, management, and/or support of applications. Application outsourcing may involve the transfer of people and application software to OAOT and possibly to a remote application solution center. OAOT offers both customized and pre-packaged solutions. Integration services are delivered on a consulting and project basis under both time-and-materials and fixed-price arrangements, while our application management and software solutions are made available through an application support model or outsourced from the customer. The Company has decided to exit the software license reseller portion of this practice and write-off its investment in Siebel prepaid Customer Relationship Management (CRM) software licenses. The Company will further focus on providing service solutions.

IT Infrastructure Solutions

OAOT's IT Infrastructure Solutions service offerings include Network and Desktop Management Services (NDMS), Data Center Management (DCM) and Professional Staffing Services. NDMS and DCM provide network and systems design, integration, and management of large-scale environments linking multiple technologies, operating systems, protocols and geographic areas. OAOT manages enterprise systems and provides desktop management services, which include on-site and remote network systems management. These services are provided, generally under long-term fixed-price contracts, as either part of an IT outsourcing team with its strategic customers to a wide range of end users or directly to Fortune 1000 and middle market customers. The Company's strategic partners and customers include IBM, Compaq and Computer Sciences Corporation (CSC). In 2000, the Company's data center management contract with a strategic customer was renewed for ten years. Management believes that revenues from this contract may increase over the term of the contract; however, there is no assurance that revenues from this contract will increase or continue at historic revenue and profitability levels. Professional Staffing Services offers technology personnel, primarily on a time-and-materials basis, that are regularly utilized within engagements to meet short or indefinite term requirements. There are also instances where an engagement has started on a time-and-materials basis and evolved to a fixed-price basis, as the requirements became sufficiently defined. The Professional Staffing Services business is concentrated within one strategic customer; however, the Company has expanded its customer base and will continue to focus on expanding its customer base in the future.

Healthcare IT Solutions

The Healthcare IT Solutions segment provides managed care software application solutions under software license agreements via its MC400 and EZ-CAP software solutions, which are sold on a per member, per month (PMPM) subscription basis or for a one-time perpetual license fee. OAOT's MC400 software provides a comprehensive solution for healthcare benefit organizations (health maintenance organizations, indemnity insurance plans, physician hospital organizations, independent physician organizations and self-insured employer plans, among others). The MC400 system is web-enabled and provides over thirty modules that include claims processing, patient care management, eligibility, enrollment, utilization, internet connectivity, data warehousing, care management and web portals in one integrated system. The Company has over fifty MC400 installed sites and offers a viable solution that is ready for the federal requirements of the Health Insurance Portability and Accountability Act (HIPAA). EZ-CAP is
currently installed at approximately 200 clients and provides secure, web-enabled modules for authorizations, premium billing, capitation payment, data reconciliation, benefit administration, contract management, and health plan and member eligibility management. The Company recently released EZ-CAP 4.0, which operates on Microsoft SQL Server enterprise technology and permits the use of a central database to concurrently process information for multiple managed care companies.

The Company considers revenue recognition to be a critical accounting policy (see Note 1 to the Financial Statements included in Item 8 of this Form 10-K for a full description of the Company's accounting policies). The Company recognizes software revenue under the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" (as amended by SOP No. 98-4 and SOP No. 98-9). Except as noted below, software license fees are recognized as revenue upon the customer's execution of a noncancelable license agreement and the Company's delivery of the software, provided that the fee is fixed and determinable, collectibility is probable, and no customization of the software is required. If customization of the software is required, revenues are recognized on the percentage-of-completion basis over the period during which customization is performed (generally six to twelve months). Revenues are recognized from PMPM software license arrangements monthly over the term of the arrangement. As the healthcare industry and the needs of our customers become more complex, the number of license sales requiring
customization   could   increase  in  the  future.   The   resulting   shift  to
percentage-of-completion accounting could defer the Company's ability to recognize revenue and profit in our Healthcare IT Solutions segment in the short term.

The Company plans to continue efforts to market its software solutions on a PMPM subscription basis. The pay-as-you-go feature of the PMPM model is attractive to customers concerned with managing cash flow and broadens the target market for our products. In addition, the PMPM model provides a more consistent and predictable cash flow and revenue stream and could have a greater contract value than a perpetual license sale. This effort to market our products on a PMPM basis could result in the deferral of revenue, profit and cash flow in our Healthcare IT Solutions segment in the short term.

General Overview

The Company has grown since its inception, with revenues increasing to $163.1 million in 2001, from $57.9 million in 1996. Revenues from the two largest strategic customers were $124.9 million and $135.5 million for the years ended December 31, 2001 and 2000, respectively. The largest strategic customer (IBM) accounted for 69.2% and 76.0%, and the second largest strategic customer (Compaq) accounted for 7.4% and 12.8% of revenues for the years ended December 31, 2001 and 2000, respectively. The Company has diversified the types of services provided to its strategic customers and expanded the number of strategic customer business units to whom it provides services. For the year ended December 31, 1996, OAOT earned 60.2% of its revenues from data center management services provided to strategic customers. For the year ended December 31, 2001, the Company earned 20.8% of its revenues from data center management. A decrease in revenues from or loss of a strategic customer could have a material adverse effect on the Company's business, operating results, and financial condition. The early termination or non-renewal of a strategic customer's contract by an end-user customer could also have a material adverse effect on the Company's business, operating results, and financial condition.

For the years ended December 31, 2001 and 2000, approximately 26%, and 23% of the Company's revenues, respectively, were derived from fixed-price contracts. Certain of the Company's fixed-price contracts require the Company to meet pre-established levels of service, while achieving operating or managerial efficiencies during the course of the engagements. Profitability is generally lower during the early term of the engagements as the Company invests in assuring a smooth start-up and in attaining certain service levels prior to the implementation of productivity improvements. Upon completion of the initial performance phase, the Company initiates activities to attempt to increase profitability through improved management practices and the establishment of new technical and operational methodologies.

Engagements that involve new services to existing customers or services to new customers may also result in lower margins during the early term of the engagement. The Company has historically experienced margin improvements after the start-up phase of its engagements. In addition, operating results can be affected by the level of the Company's investments in international and other business development activities. The Company believes that its business is not seasonal.

The Company sells technology services and solutions predominantly to technology companies. A significant portion of annual revenues, 85% in 2001 and 87% in 2000, is "recurring revenue" under long-term contracts and other annually renewable contracts that have historically been renewed year to year at relatively constant levels of revenue. The Company begins 2002 with backlog under long-term contracts of approximately $650 million, of which approximately $567 million is not expected to be filled in 2002. Backlog is expected to be realized over the next ten years. However, the Company's long-term contracts generally have early termination provisions, which, if invoked by its customers, could have a significant adverse impact on the Company's profitability, cash flow and backlog. Further, the Company's business is subject to general economic conditions and economic conditions within the technology industry, which appear to have been softening, especially with the decline of "dot.com" businesses.

While historically the IT services industry has generally experienced labor shortages and wage inflation in excess of many other industries, the Company's engagements have not been materially affected. The Company prices its services under these engagements on the basis of the historical cost of the outsourced function, managerial experience, and its assessment of evolving technical factors. The Company also enters into professional services engagements requiring high-demand IT specialists for terms ranging up to 18 months, usually on a time-and-materials basis. As general economic conditions have weakened in the past year, the trend in the IT industry has shifted from a shortage of labor to a surplus of labor. The Company is subject to the same general industry pricing pressures, required efficiency improvements and labor pressures inherent in the IT services industry when performing engagements. As a result, the Company has experienced and may continue to experience pricing pressure, especially from strategic customers. The Company expects to be able to partially pass along any price reductions to its suppliers. The Company is dependent upon its ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients. In pricing its services under shorter-term engagements, the Company evaluates the existing labor market for IT specialists and the expected duration of the engagement.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                              For the years ended December 31,
     (in millions)                                        2001               2000              1999
                                                  ------------------------------------------------------
Revenues ......................................   $  163.1    100.0%  $  152.6   100.0% $  150.2   100.0%
Direct costs ..................................      131.4     80.6      127.9    83.8     131.7    87.7
Write-down of prepaid software licenses .......        5.1      3.1         --      --        --      --
Selling, general and administrative expenses ..       28.9     17.7       22.7    14.9      16.0    10.7
Write-down of impaired assets and other .......        3.4      2.1         --      --        --      --
                                                  ------------------------------------------------------
(Loss) income  from operations ................       (5.7)    (3.5)       2.0     1.3       2.5     1.7
Interest and other income, net ................        0.3      0.2        1.1     0.7       0.9     0.6
                                                  ------------------------------------------------------
(Loss) income before income taxes .............       (5.4)    (3.3)       3.1     2.0       3.4     2.3
(Benefit) provision for income taxes...........       (1.9)    (1.2)       1.3     0.9       1.5     1.0
                                                  ------------------------------------------------------
Net (loss) income .............................   $   (3.5)    (2.1)  $    1.8     1.2  $    1.9     1.3
                                                  ------------------------------------------------------

Comparison  of the Year Ended  December 31, 2001 to the Year Ended  December 31,
2000

Revenues

For the year ended December 31, 2001, revenues increased $10.5 million or 6.9% to $163.1 million from $152.6 million for the same period in 2000. The increase in revenues for year ended December 31, 2001 was driven by both the Managed IT Solutions and Healthcare IT Solutions segments.

Revenues from the Managed IT Solutions segment increased $5.6 million to $144.5 million for the year ended December 31, 2001 from $138.9 million for the same period in 2000. This increase in revenues was due to increases in Application Solutions revenues, which were partially offset by lower revenues in IT Infrastructure Solutions.

Revenues from Application Solutions increased $18.0 million or 78.0% to $41.1 million for the year ended December 31, 2001 compared to $23.1 million for the same period in 2000. The increase in revenues was due primarily to increased activity in the Application Support and Application Management businesses attributable to a full year of activity on a project that began in 2000 and activity under a new contract in 2001. This activity resulted in an increase in billable headcount by 215 to a total of 500 in 2001. It is anticipated that this business will continue to have a favorable impact with headcount expected to increase through May 2002. However, new contracts will have to be won for headcount to continue to increase. These increases were partially offset by decreases in Application Development/Integration revenue as a result of fewer active projects, particularly in software implementation services.

Revenues from IT Infrastructure Solutions decreased by $12.4 million or 10.7% to $103.4 million for the year ended December 31, 2001 compared to $115.8 million for the same period in 2000. This decline is primarily due to decreases in Network and Desktop Management services and Professional Staffing Services revenues. The decline in Network and Desktop Management services revenues was due to in-sourcing of services by one customer, and lower pricing and service levels under its current contract requirements. The decrease in Professional Staffing Services revenues is due to continued softness in staffing requisitions from a strategic customer and by the decline in IT staff requisitions as a result of the slow down in the technology market. This softness is expected to continue into future periods. Additionally, the Professional Staffing Services line has experienced and expects to continue to experience pricing pressure from a strategic customer due to an excess supply of IT professionals, which is expected to be partially passed through to the Company's suppliers. The Company is diversifying its customer base in its Managed IT Solutions segment, which is expected to partially mitigate reliance on strategic customers and diversify services.

Revenues from the Healthcare IT Solutions segment increased $4.9 million or 35.8% to $18.6 million for the year ended December 31, 2001 compared to $13.7 million for the same period in 2000. The increase in revenue was primarily attributable to an increase in the number of MC400 perpetual license sales in 2001 and the EZ-CAP acquisition.

Direct Costs

Direct costs increased $8.6 million to $136.5 million for the year ended December 31, 2001 from $127.9 million in the same period in 2000. Direct costs were stable as a percentage of revenues at 84% for the years ended December 31, 2001 and 2000.

The increase in direct costs for the year ended December 31, 2001 was affected by the write-down of $5.1 million related to prepaid software licenses, which are attributable to the Application Solutions division of the Managed IT Solutions segment. Excluding the write-down of prepaid software licenses, the ratio of direct costs to revenues for the Company improved to 81% for the year ended December 31, 2001 compared to 84% for the same period in 2000. The improvement in direct costs as a percent of revenue for the year ended December 31, 2001, excluding the write-down, is due to improvements in profitability in the Application Solutions division of the Managed IT Solutions segment and improvements in profitability in the Healthcare IT Solutions segment.

Excluding the write-down of $5.1 million related to prepaid software licenses, the Managed IT Solutions segment direct costs increased $0.2 million to $119.1 million for the year ended December 31, 2001 compared to $118.9 million for the same period last year. Direct costs were relatively stable due to increases in the Application Solutions division being offset by a decrease in direct costs in the IT Infrastructure Solutions division. The increases in Application Solutions direct costs reflect the overall increase in business activity in the segment. Excluding the write-down of $5.1 million, the Application Solutions division gross profit increased to $6.9 million for the year ended December 31, 2001 from $1.8 million for the same period in 2000. The improvement in profitability is the result of a more favorable mix in billable to non-billable headcount, and an overall increase in billable headcount (from 285 in December 2000 to 500 in December 2001) in the Application Support and Application Management businesses. The decrease in direct costs in IT Infrastructure Solutions reflects the overall decrease in activity in the division as well as improvements in the management of direct labor expenses and savings from the reduction of overhead personnel.

HealthCare IT Solutions' direct costs for the year ended December 31, 2001 increased $3.3 million to $12.3 million compared to $9.0 million for the same period in 2000. HealthCare IT Solutions' gross profit increased to $6.2 million for the year ended December 31, 2001 compared to $4.7 million for the same period in 2000. The increase in direct costs was primarily the result of the purchase of EZ-CAP in 2001. Also affecting the increase in direct costs was the expansion of the Healthcare IT Solutions management team and customer support services personnel in the second half of 2001 to support expected future sales growth. Increased profitability is due to an increase in MC400 perpetual license sales in 2001.

Selling, General and Administrative Expenses

For the years ended December 31, 2001 and 2000, selling, general and administrative expenses (SGA) were $28.9 million and $22.7 million or 18% and 15% of revenues, respectively. The increase in SGA is the result of increases in both the Managed IT Solutions and Healthcare IT Solutions segments. The increase in the Managed IT Solutions segment is primarily the result of growth in the Application Support and Application Management businesses. In addition, the Professional Staffing Services business SGA increased, reflecting a full year of results from an acquisition made late in 2000. In the Healthcare IT Solutions segment, the increase is primarily a result of an increase in management staff to facilitate growth and the EZ-CAP acquisition.

Also affecting the increase in SGA, for the year ended December 31, 2001, was an increase in bonus accrued under a management incentive plan and an increase in bad debt expense. Bad debt expense increased due to the bankruptcy of a HealthCare customer and as a result of weakening economic conditions. The Company expects future selling, general and administrative expenses to grow less rapidly as a percentage of revenues as expenses stabilize and revenues increase.

Write-down of Impaired Assets and Other

During 2001, the Company incurred charges for the write-down of impaired assets and other costs totaling $3.3 million. The charges included the write-down of goodwill of $1.3 million, the write-down of certain cost basis and other investments of $1.0 million, the write-down of internal-use software of $0.9 million, and other of $0.1 million. There were no such write-downs or other charges in 2000.

In connection with an internal business unit realignment in the last quarter of 2001, the Company performed an impairment analysis of certain 1998 acquisitions. As a result of this analysis, the Company wrote-off approximately $1.3 million of goodwill, which represented the excess of the carrying value of these assets as compared to the fair value of the assets as determined in accordance with SFAS 121.

During December 2000, the Company made an investment in an entity in which the Company's Chief Executive Officer is a member of the Board of Directors. Based on this entity's financial condition, the Company determined that its investment in this entity was other-than-temporarily impaired. Accordingly, the investment of approximately $0.5 million and a note receivable of approximately $0.1 million were written-off during 2001. In addition, an investment of approximately $0.4 million in a venture with a third party was written-off after the third party failed to secure a significant contract.

During 2001, the Company began implementation of a new enterprise-wide information system. Certain financial modules, which were replaced by the new system in 2001, were taken out of service resulting in a write-off of approximately $0.9 million.

Interest and Other Income and Provision for Income Taxes

For the year ended December 31, 2001, net interest and other income decreased to $0.3 million from $1.1 million for the same period in 2000. The decrease is primarily due to lower interest rates on invested cash and an increase in interest expense related to the term loan used to finance the EZ-CAP acquisition. Due to the loss before taxes in 2001, the Company had a benefit from income taxes of $1.9 million compared to a provision of $1.3 million in 2000. The Company's effective tax rate was 35.1% for the benefit in 2001 as compared to 42.5% for the provision in 2000. The lower effective tax rate in 2001 is due to the non-deductibility of certain asset impairment charges recorded in 2001.

Comparison  of the Year Ended  December 31, 2000 to the Year Ended  December 31,
1999

Revenues

The Company's revenues increased $2.4 million or 1.6% to $152.6 million for the year ended December 31, 2000, compared to $150.2 million for the year ended December 31, 1999. Revenue increases for the year ended December 31, 2000 were driven by an increase in the Healthcare IT Solutions segment. Revenue in the Managed IT Solutions segment was stable as increases in the Application Solutions division were offset by decreases in the IT Infrastructure Solutions division as compared to 1999.

Healthcare IT Solutions revenues increased $3.1 million, or 29.2%, to $13.7 million for the year ended December 31, 2000 compared to $10.6 million for the year ended December 31, 1999. The increase in revenues was due primarily to an increase in recurring revenues from annual software maintenance fees and PMPM subscription type license sales, which reflects the Company's decision to market Healthcare IT Solutions' products under a subscription sales model. Revenue from existing PMPM customers increased in 2000 from 1999 due to increases in the number of member users year-to-year, and as a result of having a full year of sales in 2000 related to PMPM contracts signed throughout 1999. Further, the aggregate number of PMPM customers increased from 1999 to 2000.

Application Solutions revenues increased $14.7 million or 176.6% to $23.1 million, for the year ended December 31, 2000 compared to $8.4 million for the year ended December 31, 1999. This was due primarily to increased activity in the Application Support and Application Management businesses compared with 1999. The number of billable personnel continued to increase on new and existing contracts throughout 2000, compared to 1999 when the contracts had lower levels of activity. Similarly, the consulting practices were in the start-up phase during most of 1999 and had lower revenues in that period.

IT Infrastructure Solutions revenues decreased by $15.4 million or 11.8% to $115.9 million for the year ended December 31, 2000 compared to $131.2 million for the year ended December 31, 1999. The Data Center Management and Network and Desktop Management Services businesses suffered decreases primarily due to the renewal of a contract between a strategic customer and an end-user customer, at lower rates and reduced personnel to perform services. Further, the Company experienced continued pricing and volume decreases from another strategic customer. Additionally, a low-margin contract was not renewed in 2000, which had contributed revenues of approximately $8.0 million throughout 1999. The volume and pricing decreases were partially offset by projects from new customers and the effect of the UK acquisition, which occurred in the second quarter of 1999. Decreases in revenue in the Professional Staffing Services business was due to softness in staffing requisitions from a strategic customer, which began with the carry over effects of Y2K constraints and continued throughout most of 2000.

Direct Costs

The Company's direct costs decreased $3.8 million or 2.9% to $127.9 million for the year ended December 31, 2000, compared to $131.7 million for the year ended December 31, 1999. Direct costs also decreased as a percentage of revenues to 84% for the year ended December 31, 2000 versus 88% for the same period in 1999. The decrease in direct costs as a percentage of revenues for the year ended December 31, 2000 compared to the year ended December 31, 1999 is due primarily to improvements in profitability in the Application Solutions division of the Managed IT Solutions segment and the Healthcare IT Solutions segment.

In the Application Solutions division, gross profit increased by $6.0 million to $1.8 million for the year ended December 31, 2000 from $(4.2) million for the year ended December 31, 1999. The improvement in profitability was a result of the increased levels of business in 2000 compared to most of 1999 when this division was ramping up its activity.

In the Healthcare IT Solutions segment, gross profit increased by $2.2 million to $4.7 million for the year ended December 31, 2000 from $2.5 million for the year ended December 31, 1999. The improvement in profitability was a result of an increase in recurring revenues and perpetual use software license sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $22.7 million and $16.0 million for the years ended December 31, 2000 and 1999, respectively. Selling, general and administrative expenses increased as a percentage of revenues for the year ended December 31, 2000 to 14.9% compared to 10.7% for year ended December 31, 1999. The increases were a result of increased sales and marketing efforts and the continuation of the Company's infrastructure build-out to accommodate expected growth. During the third quarter of 2000, the Company began to eliminate unproductive sales, marketing and delivery staff, in addition to reducing corporate overhead costs. The results of the reductions began to be recognized in the fourth quarter of 2000 and will continue to be realized in future periods. The reductions in costs realized by the workforce reductions and other cost saving measures were offset by an increase to reserves associated with amounts due from several customers affected by the economic downturn in the later part of 2000.

Interest and Other Income and Provision for Income Taxes

Interest income decreased to $1.0 million for the year ended December 31, 2000 from $1.1 million for the year ended December 31, 1999. Interest income decreased primarily due to a slightly lower amount of average invested cash. The Company's effective tax rate was approximately 42.5% for the year ended December 31, 2000. The Company's effective tax rate was 45.6% in 1999. The Company's effective tax rate includes income taxes in foreign countries where the income tax rate is higher than in the United States. Differences between the effective tax rates from 1999 to 2000 were a result of minor fluctuations in the amount of permanent differences between book reporting and income tax reporting items, and measures the Company took to minimize the effect of foreign taxes.

Liquidity and Capital Resources

Cash and cash equivalents were $9.1 million as of December 31, 2001, versus $11.8 million as of December 31, 2000. Cash provided by operations was $8.2 million for the year ended December 31, 2001 compared with $4.5 million of cash used in operations in 2000. The increase in cash provided by operations was primarily due to an increase in accrued compensation and benefits and an increase in income from operations after giving effect for non-cash charges including depreciation and amortization, the write-down of prepaid software licenses, the write-down of impaired assets and other, and bad debt expense. These increases in cash flows were partially offset by an increase in net accounts receivable and deferred income taxes. Net accounts receivable were impacted by reimbursable costs from a contract with a strategic customer in 2001 and HealthCare IT Solutions license sales late in 2001.

Cash used in investing activities was $11.5 million, which was primarily for the purchase of EZ-CAP, the purchase of computers and office equipment used primarily in the Company's Application Solutions business, and certain software associated with the Healthcare IT Solutions segment. The Company's business operations will require additional capital expenditures as the Company continues to grow its service offerings.

Financing activities provided cash of $0.9 million in 2001. The proceeds of a term note used to finance the EZ-CAP acquisition were offset by the payment of the revolving credit agreement in the amount of $6.0 million, the repurchase of common stock under the Company's stock repurchase program of $1.7 million, and payments under capital lease obligations totaling $0.8 million.

On August 29, 2001, the Company amended its credit agreement dated June 30, 1999 (the "Amendment"). The Amendment provides a $15 million revolving line of credit ("Revolver") and a $9 million term loan facility. The Revolver provides for a commitment fee of 0.375% to 0.500% of the unused balance and interest at the prime rate or, at the Company's option, at LIBOR plus a risk-adjusted premium. The Revolver matures on September 30, 2003. Draws under the Revolver in cash or letters of credit are limited to a formula driven borrowing base determined by the levels of certain receivables, as defined in the Amendment. The Amendment's term loan facility was drawn on in full to fund the EZ-CAP acquisition. There was $8,550,000 outstanding on the term loan at December 31, 2001, which bears interest at LIBOR plus a risk-adjusted premium, totaling 3.9% at December 31, 2001. The term loan facility matures on September 30, 2006 and is due in sixty equal monthly principal payments, plus interest. The Amendment also modified certain required financial covenants. There were no borrowings outstanding under the Revolver as of December 31, 2001. There was approximately $1,000,000 and $330,000 of letters of credit outstanding under the Revolver as of December 31, 2001 and 2000, respectively.

The Company currently anticipates that its existing cash balances, bank credit facilities, or any cash generated from operations will be sufficient to satisfy its operating cash needs for the foreseeable future. The Company has announced an acquisition program as part of its strategy to accelerate revenues and earnings growth. The Company expects to use bank credit to leverage the Company's financial position. In addition, the Company could consider seeking additional public or private debt or equity financing to fund future growth opportunities. No assurance can be given, however, that such additional debt or equity financing will be available to the Company or on terms and conditions acceptable to the Company.

Recent Accounting Pronouncements

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standard No. 138," Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company's use of derivatives is currently limited to an interest rate swap on its floating rate term loan. There was no impact of adopting this standard on January 1, 2001, as the Company held no derivatives at that time.

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

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is foreign currency exposure and changing interest rates. The Company conducts business in foreign countries, primarily Canada and the United Kingdom. Foreign currency transaction gains and losses were not material to the Company's results of operations during the three years ended December 31, 2001. The Company believes its foreign currency risk is related primarily to the difference between amounts the Company receives and disburses in Canada in U.S. dollars from U.S. dollar denominated contracts. The Company's foreign currency risk will increase with the growth of its business. The Company's interest rate risk is related to the variable rate on amounts outstanding on the Company's credit agreement. Amounts outstanding on the Company's term loan bear interest at LIBOR plus a risk-adjusted premium, totaling 3.9% at December 31, 2001.

On October 31, 2001 the Company, to comply with the terms of its credit agreement, entered into an interest rate swap agreement effectively converting the interest rate from variable to fixed on 63.33% of the principal amount outstanding on the term loan. The swap agreement is for a period of 4 years and fixes the variable portion of the interest rate on the term loan to 2.67% through October 2002, 4.09% through October 2003, 5.22% through 2004 and 5.72% through 2005. As of December 31, 2001, the notional amount of the term loan covered by the swap agreement was $5,600,000 and the market value of the swap was a liability of $3,124. The interest rate under this swap agreement, including the risk-adjusted premium, was 4.67% at December 31, 2001.

Through December 31, 2001, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of potential adverse fluctuations in foreign currency exchange rates or interest rates, other than described herein; however, the Company periodically reviews its exposure to foreign currency and interest rate risk and may take action to limit its exposure if deemed appropriate.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of OAO Technology Solutions, Inc. and Subsidiaries are filed as part of this form 10-K.

Index to Financial Statements                                               Page
------------------------------                                              ----
Financial Statements:
     Independent Auditors' Report...........................................  22
     Consolidated Statements of Operations and Comprehensive Income for the
         years ended December 31, 2001, 2000, and 1999......................  23
     Consolidated Balance Sheets as of December 31, 2001 and 2000...........  24
     Consolidated Statements of Cash Flows for the years ended December 31,
           2001, 2000 and 1999..............................................  25
     Consolidated Statements of Shareholders' Equity for the years ended
           December 31, 2001, 2000 and 1999.................................  26
     Notes to Consolidated Financial Statements.............................  27

     Schedules have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of OAO Technology Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of OAO Technology Solutions, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of OAO Technology Solutions, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
McLean, VA
February 11, 2002

                         OAO TECHNOLOGY SOLUTIONS, INC.
         Consolidated Statements of Operations and Comprehensive Income
                    (in thousands, except per share amounts)

                                                     For the years ended December 31,
                                                   -----------------------------------
                                                     2001         2000         1999
                                                   -----------------------------------
Revenues                                           $ 163,100    $ 152,585    $ 150,162
Direct costs                                         131,446      127,905      131,664
Write-down of prepaid software licenses (Note 6)       5,085           --           --
                                                   -----------------------------------
                                                      26,569       24,680       18,498
Selling, general and administrative expenses          28,918       22,675       16,014
Write-down of impaired assets and other (Note 8)       3,308           --           --
                                                   -----------------------------------
(Loss) income from operations                         (5,657)       2,005        2,484
Interest and other income (expense):
    Interest income                                      504        1,027        1,137
    Interest expense                                    (249)         (35)        (269)
    Other                                                 (4)         130           53
                                                   -----------------------------------
(Loss) income before income taxes                     (5,406)       3,127        3,405
(Benefit) provision for income taxes                  (1,893)       1,329        1,554
                                                   -----------------------------------
Net (loss) income                                     (3,513)       1,798        1,851
Other comprehensive (loss) income :
    Net change in fair value of cash flow hedge           (3)          --           --
    Foreign currency translation adjustment             (325)        (271)         186
                                                   -----------------------------------
Comprehensive (loss) income                        $  (3,841)   $   1,527    $   2,037
                                                   ===================================

Net (loss) income per common share:
    Basic                                          $   (0.19)   $    0.10    $    0.11
                                                   ===================================
    Diluted                                        $   (0.19)   $    0.10    $    0.11
                                                   ===================================

Weighted average number of shares outstanding:
      Basic                                           18,935       17,883       16,856
                                                   ===================================
      Diluted                                         18,935       18,484       17,362
                                                   ===================================

  The accompanying notes are an integral part of these consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                          As of December 31,
                                                                         --------------------
                                                                           2001       2000
                                                                         --------------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $  9,060    $ 11,779
    Accounts receivable, net                                               36,602      31,813
    Note receivable, OAO Corporation                                        1,714       2,160
    Deferred income taxes                                                   4,040       1,093
    Income tax receivable                                                     358         754
    Other current assets                                                    1,305       6,959
                                                                         --------------------
      Total current assets                                                 53,079      54,558
Property and equipment, net                                                 5,220       5,778
Purchased and developed software for sale, net                              1,737       2,279
Deposits and other assets                                                   1,355       1,943
Deferred income taxes                                                         898         261
Intangible assets, net                                                     12,268       4,758
                                                                         --------------------
      Total assets                                                       $ 74,557    $ 69,577
                                                                         ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Borrowings under revolving credit agreement                          $     --    $  6,000
    Term loan, current portion                                              1,800          --
    Accounts payable                                                        6,893       6,464
    Accrued expenses                                                        5,108       4,552
    Accrued compensation and benefits                                      10,513       5,993
    Income tax payable                                                        460         523
    Unearned revenue                                                        2,022         959
    Current portion of capital lease obligations                              959         610
                                                                         --------------------
      Total current liabilities                                            27,755      25,101

Capital lease obligations, net of current portion and other                 1,644       1,234
Term loan, net of current portion                                           6,753          --

Commitments and contingencies

Shareholders' equity:
    Preferred stock, par $.01 per share, 10,000,000 shares authorized;
      none issued and outstanding                                              --          --
    Common stock, par $.01 per share, 50,000,000 shares authorized;
      18,702,710 and 18,648,765 shares issued and outstanding
      as of December 31, 2001 and 2000, respectively                          187         186
    Additional paid-in capital                                             41,703      42,725
    Deferred compensation                                                      --         (25)
    Accumulated other comprehensive net loss                                 (848)       (520)
    Shareholder receivable                                                 (2,933)     (2,933)
    Retained earnings                                                         296       3,809
                                                                         --------------------
      Total shareholders' equity                                           38,405      43,242
                                                                         --------------------
      Total liabilities and shareholders' equity                         $ 74,557    $ 69,577
                                                                         ====================

  The accompanying notes are in integral part of these consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                For the years ended December 31,
                                                                                --------------------------------
                                                                                  2001        2000        1999
                                                                                --------------------------------
Cash Flows from Operating Activities:
    Net (loss) income                                                           $ (3,513)   $  1,798    $  1,851
    Adjustment to reconcile net (loss) income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                              4,418       3,326       2,164
       Write-down of prepaid software licenses                                     5,085          --          --
       Write-down of impaired assets and other                                     3,308          --          --
        Bad debt expense                                                           2,153         755         474
        Tax benefit related to exercise of stock options                              --         346         101
        Deferred income taxes                                                     (3,584)       (323)          4
        Change in assets and liabilities:
          Accounts receivable                                                     (6,029)     (6,468)        115
          Income tax receivable                                                      396         180         403
          Other current assets                                                       666        (714)     (3,243)
          Deposits and other assets                                                 (241)       (696)        (76)
          Accounts payable                                                          (368)     (2,355)      2,274
          Accrued expenses                                                           556         640         (16)
          Accrued compensation and benefits                                        4,520      (1,460)      2,025
          Unearned revenue                                                           439         203         252
          Other long-term liabilities                                                500         279          --
          Income tax payable                                                         (63)        (52)        605
                                                                                --------------------------------
             Net cash provided by (used in) operating activities                   8,243      (4,541)      6,933
                                                                                --------------------------------

Cash Flows from Investing Activities:
    Purchase of businesses, net of cash acquired                                  (9,037)       (546)       (289)
    Expenditures for property and equipment                                       (2,302)     (3,479)     (1,707)
    Repayments of notes receivable                                                    --         360          --
    Capitalized software costs                                                      (194)     (1,097)     (1,682)
    Other assets                                                                      --      (1,000)         --
                                                                                --------------------------------
             Net cash used in investing activities                               (11,533)     (5,762)     (3,678)
                                                                                --------------------------------

Cash Flows from Financing Activities:
    Revolving credit agreement, net                                               (6,000)      6,000          --
    Proceeds from exercises of stock options and employee stock purchase plan        646       1,641       1,277
    Repurchase of common stock                                                    (1,667)         --          --
    Deferred financing costs                                                        (136)         --          --
    Repayments of capital lease obligations                                         (809)       (148)       (740)
    Proceeds from sale-leaseback                                                     312       1,584          --
    Proceeds from term loan                                                        9,000          --          --
    Repayments of term loan                                                         (450)         --          --
                                                                                --------------------------------
             Net cash provided by financing activities                               896       9,077         537
                                                                                --------------------------------
Effect of exchange rate changes on cash                                             (325)       (137)       (265)
                                                                                --------------------------------
Net (decrease) increase in cash and cash equivalents                              (2,719)     (1,363)      3,527
Cash and cash equivalents, beginning of year                                      11,779      13,142       9,615
                                                                                --------------------------------
Cash and cash equivalents, end of year                                          $  9,060    $ 11,779    $ 13,142
                                                                                ================================

  The accompanying notes are an integral part of these consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                 Consolidated Statements of Shareholders' Equity
                                 (in thousands)

              For the years ended December 31, 2001, 2000 and 1999

                                                                                  Accumulated
                                      Common Stock       Additional                  Other                               Total
                                  --------------------    Paid-in     Deferred   Comprehensive Shareholder  Retained  Shareholders'
                                   Shares      Amount     Capital   Compensation    Net Loss   Receivable   Earnings     Equity

Balance, January 1, 1999            16,694    $    167    $ 35,729    $   (173)     $   (435)   $     --    $    160    $ 35,448
                                  ----------------------------------------------------------------------------------------------
Net income                              --          --          --          --            --          --       1,851       1,851
Exercise of stock options              219           2         547          --            --          --          --         549
Tax benefit related to
    exercise of stock options           --          --         101          --            --          --          --         101
Amortization of
    deferred compensation               --          --          --          42            --          --          --          42
Shares issued for
    employee stock purchase plan       210           2         575          --            --          --          --         577
Shares issued for note receivable      750           8       2,925          --            --      (2,933)         --          --
Shares issued to vendor                228           2         816          --            --          --          --         818
Foreign currency
    translation adjustment              --          --          --          --           186          --          --         186
Refund of costs associated
    with sale of common stock           --          --          50          --            --          --          --          50
                                  ----------------------------------------------------------------------------------------------
Balance, December 31, 1999          18,101         181      40,743        (131)         (249)     (2,933)      2,011      39,622
                                  ----------------------------------------------------------------------------------------------
Net income                              --          --          --          --            --          --       1,798       1,798
Exercise of stock options              217           2         815          --            --          --          --         817
Tax benefit related to
    exercise of stock options           --          --         346          --            --          --          --         346
Amortization of
    deferred compensation               --          --          --         106            --          --          --         106
Shares issued for
    employee stock purchase plan       331           3         821          --            --          --          --         824
Foreign currency
    translation adjustment              --          --          --          --          (271)         --          --        (271)
                                  ----------------------------------------------------------------------------------------------
Balance, December 31, 2000          18,649         186      42,725         (25)         (520)     (2,933)      3,809      43,242
                                  ----------------------------------------------------------------------------------------------
Net loss                                --          --          --          --            --          --      (3,513)     (3,513)
Exercise of stock options                9           1          15          --            --          --          --          16
Amortization of
    deferred compensation               --          --          --          25            --          --          --          25
Shares issued for
    employee stock purchase plan       741           7         623          --            --          --          --         630
Repurchase of common stock            (696)         (7)     (1,660)         --            --          --          --      (1,667)
Change in fair value of
    cash flow hedge                     --          --          --          --            (7)         --          --          (7)
Cash flow hedge loss
    reclassified to earnings            --          --          --          --             4          --          --           4
Foreign currency
    translation adjustment              --          --          --          --          (325)         --          --        (325)
                                  ----------------------------------------------------------------------------------------------
Balance, December 31, 2001          18,703    $    187    $ 41,703    $     --      $   (848)   $ (2,933)   $    296    $ 38,405
                                  ----------------------------------------------------------------------------------------------

  The accompanying notes are in integral part of these consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1. Summary of Significant Accounting Policies

Description of the Company

OAO Technology Solutions, Inc. ("the Company" or "OAOT") is a global provider of information technology services that address the enterprise-wide challenges of Fortune 1000 companies, mid-market organizations, health benefit organizations, and the public sector. The Company began its operations in 1993 as a division of OAO Corporation, was incorporated in March 1996 and was spun off from OAO Corporation in April 1996. The Company operates two business segments: Managed IT Solutions and Healthcare IT Solutions.

Principles of Consolidation

The consolidated financial statements include the accounts of all majority owned domestic and foreign subsidiaries. All other investments in affiliates are carried at cost. All significant inter-company accounts and transactions have been eliminated.

Revenue Recognition

The Company provides services under various contracts, primarily to large commercial customers. Revenue under fixed-price contracts is recorded under the percentage-of-completion method based on costs incurred in relation to estimated total costs. Revenues under time-and-materials contracts are recorded at the contracted rates plus other direct costs as they are incurred. Service revenues are generally recognized ratably over the period of the related contract. Losses on contracts, if any, are recognized as soon as they become known.

The Company recognizes software revenue under the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" (as amended by SOP No. 98-4 and SOP No. 98-9). Except as noted below, software license fees are recognized as revenue upon the customer's execution of a noncancelable license agreement and the Company's delivery of the software, provided that the fee is fixed and determinable, collectibility is probable, and no customization of the software is required. If customization of the software is required, revenues are recognized on the percentage-of-completion basis over the period during which customization is performed (generally six to twelve months).

Revenues are recognized from per member, per month (PMPM) software license arrangements monthly over the term of the arrangement. Revenues from software maintenance contracts are recognized ratably over the maintenance period based upon their vendor specific objective evidence of fair value. Revenues from consulting and training services are recognized on a time-and-materials basis as services are performed. Amounts received in advance of the delivery of software or the performance of services are classified as unearned revenue on the consolidated balance sheets.

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

Foreign Currency Translation

The assets and liabilities of the Company's foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated at the exchange rates in effect on the balance sheet date, and income and expenses are translated at the weighted average exchange rate during the period. Translation gains or losses at the balance sheet dates are included as a component of accumulated other comprehensive income or loss.

Cash and Cash Equivalents

The Company considers all securities with a maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2001 and 2000, the Company's cash equivalents consisted of overnight repurchase agreements and demand deposits. Cash and cash equivalents are stated at cost, which approximates market value.

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

Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, costs are capitalized in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs are amortized at the greater of the amount computed using either (a) the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release or (b) the ratio that current gross revenue bears to total current and anticipated future gross revenue. Generally, an economic life of 3 years is assigned to capitalized software development costs. Amortization of such costs was $737,000, $414,000 and $86,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Intangible Assets

The Company's intangible assets consisted of the following as of December 31 (in thousands):

                                                            2001        2000
                                                      ------------------------
Goodwill                                                 $ 10,005     $ 6,665
Less accumulated amortization                              (1,417)     (1,907)
                                                      ------------------------
    Goodwill, net                                           8,588       4,758
                                                      ------------------------
Software                                                    1,800          --
Customer list                                               2,100          --
Less accumulated amortization                                (220)         --
                                                      ------------------------
    Identifiable intangibles, net                           3,680          --
                                                      ------------------------
Intangible assets, net                                   $ 12,268     $ 4,758
                                                      ========================

Goodwill resulting from business purchases represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis over estimated useful lives of seven to ten years. Software and customer list represent the identifiable intangibles associated with the EZ-CAP acquisition (see Note 3). Software and customer list are amortized on a straight-line basis over their estimated useful lives of 5 and 7 years, respectively. Amortization expense was $836,000, $769,000, and $751,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", goodwill resulting from acquisitions subsequent to July 1, 2001 was not amortized. In 2001, the Company wrote-off approximately $1.3 million of goodwill, which represented the excess of the carrying value of these assets as compared to the fair value of the assets as determined in accordance with SFAS 121. See Note 8 for more information.

Evaluation of Long-lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS 121") the Company evaluates the potential impairment of long-lived assets, including goodwill, based on the projection of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

Fair Value of Financial Instruments

The Company's financial instruments, principally cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value due to the short term nature of these instruments. The Company's note receivable, revolving debt, and term loan are carried at cost, which approximates fair value as these instruments bear interest at variable market rates. Considerable judgement is required to estimate fair value. Accordingly, the estimates provided are not necessarily indicative of the amounts the Company could realize in a current market exchange.

Concentration of Risk

The Company has two strategic customers whose combined revenues exceed 10% of total revenue. One strategic customer accounted for 69.2%, 76.0% and 75.7% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The other strategic customer accounted for 7.4%, 12.8% and 15.9% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

Financial instruments that potentially subject the Company to concentration of credit risk principally consist of accounts receivable and cash equivalents. The Company's two largest strategic customers accounted for approximately 30.2% and 16.8%, respectively, of accounts receivable as of December 31, 2001 and 60.9% and 9.5%, respectively, of accounts receivable as of December 31, 2000. The Company did not have any other customers with balances in excess of 10.0% of accounts receivable as of December 31, 2001 or 2000. The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support customer receivables.

The Company has investments in overnight repurchase agreements with a commercial bank. As of December 31, 2001 and 2000, the Company had invested approximately $7.3 million and $10.5 million in overnight repurchase agreements with this bank. The bank provides underlying collateral consisting of U.S. government securities, which fully secures the carrying value of the repurchase agreements. Because the transactions are entered into and settled daily, management believes that the risk of market value impairment on a given day is nominal.

Recent Accounting Pronouncements

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standard No. 138," Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company's use of derivatives is currently limited to an interest rate swap on its floating rate term loan. There was no impact of adopting this standard on January 1, 2001, as the Company held no derivatives at that time.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the carrying amount of long-lived assets, the allowance for doubtful accounts receivable, the valuation of financial instruments, and contingencies (see Note 16).

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation.

2. Supplemental Disclosure of Cash Flow Information

(in thousands)

                                                              For the years ended December 31,
                                                                2001        2000        1999
                                                             -----------------------------------
Cash paid during the year for:
    Interest                                                    $   216      $    68    $    52
    Income taxes                                                $ 1,468      $ 1,309    $ 1,494

Supplemental non-cash investing and financing activities:
    Property and equipment purchased under capital leases       $   756      $    --    $    --
    Fair value of stock issued for software licenses            $    --      $    --    $ 2,288
    Fair value of stock issued for note receivable              $    --      $    --    $ 2,933

3. Acquisitions

The Company has made several acquisitions to further its strategic business objectives. All acquisitions were accounted for under the purchase method of accounting. The results of each of the acquired companies have been included in the operations of the Company from the effective date of the acquisition. The Company's acquisitions are as follows:

EZ-CAP Acquisition

On August 31, 2001, the Company closed on the acquisition (the "Acquisition") of EZ-CAP, a division of QuadraMed Corporation (QuadraMed). The purchase consideration was $9,000,000 cash and contingent consideration in the form of additional cash payments to the seller not to exceed $5,000,000 during the 18-month period subsequent to the closing date, subject to achieving certain performance targets.

The assets acquired and liabilities assumed as part of the transaction were recorded at estimated fair values. The purchase price allocation resulted in $3.9 million for identifiable intangible assets including software and customer list and the excess purchase price of $5.8 million over the fair value of assets acquired was allocated to goodwill.

The following unaudited pro forma financial information for the years ended December 31, 2001 and 2000 assumes the Acquisition occurred as of the beginning of the respective year, after giving effect to certain adjustments, including interest expense and the amortization of intangible assets. The EZ-CAP financial amounts used to prepare the pro forma information were derived from the historical books and records of QuadraMed and are not necessarily indicative of the operating results had the EZ-CAP division operated on a stand-alone basis.

This pro forma information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations that may occur in the future or that would have occurred if the business combination had been in effect on the dates indicated.

(in thousands, except per share amounts)            Years Ended
                                                    December 31,
                                             ---------------------------
                                                   2001          2000
                                             ---------------------------

     Revenues                                   $ 169,395     $ 161,445
     Net (loss) income                          $  (3,297)    $   1,749
     Basic (loss) income per share              $   (0.17)    $    0.10
     Diluted (loss) income per share            $   (0.17)    $    0.09

NetEffect Europe, Ltd. Acquisition

On August 31, 2001, the Company purchased the assets of NetEffect Europe, Ltd. The acquired business, located in Slough, England, expands the Company's information technology consulting services and provides additional client relations. The purchase resulted in goodwill of approximately $130,000. The purchase price included contingent consideration in the form of additional cash payments to the seller not to exceed $1,000,000 during the 24-month period subsequent to the closing date, subject to achieving certain performance targets. This transaction was not material to the Company's financial position or results of operations and is excluded from the pro forma financial information presented above.

OAO/ICOR UK Ltd. Acquisition

On May 27, 1999, the Company acquired the remaining 50% of the outstanding capital stock of OAO/ICOR UK Ltd. not already owned by the Company. The Company paid $688,000 for the outstanding capital stock of the seller. The purchase resulted in goodwill of approximately $501,000. The Company ceased applying the equity method of accounting on the effective date of the acquisition.

4. Net (Loss) Income Per Common Share

     (in thousands, except per share amounts)

                                                           For the years ended December 31,
                                                             2001        2000       1999
                                                           -------------------------------
Basic (loss) earnings per share:
      Net (loss) income                                    $ (3,513)   $  1,798   $  1,851
      Weighted average number of shares                      18,935      17,883     16,856
                                                           -------------------------------
      Basic (loss) earnings per share                      $  (0.19)   $   0.10   $   0.11
                                                           ===============================

Diluted (loss) earnings per share:
      Net (loss) income                                    $ (3,513)   $  1,798   $  1,851
      Weighted average number of shares and equivalents:
      Weighted average shares                                18,935      17,883     16,856
      Shares issuable upon exercise of stock options             --         601        506
                                                           -------------------------------
      Total weighted average shares and equivalents          18,935      18,484     17,362
                                                           -------------------------------
Diluted (loss) earnings per share:                         $  (0.19)   $   0.10   $   0.11
                                                           ===============================

The dilutive effect of shares issuable upon exercise of stock options has been excluded from the diluted earnings (loss) per share computation for the year ended December 31, 2001 as inclusion of such shares would be anti-dilutive.

5. Accounts Receivable

As of December 31, the components of accounts receivable consisted of the following (in thousands):

                                                              2001      2000
                                                            -------------------
Amounts billed                                              $ 28,635  $ 26,409
Amounts unbilled                                               9,543     7,049
Amounts unbilled pending receipt of  contractual documents
    authorizing billing                                            -        84
Allowance for doubtful accounts                               (1,576)   (1,729)
                                                            -------------------
      Total                                                 $ 36,602  $ 31,813
                                                            ===================

The allowance for doubtful accounts activity for the years ended December 31 is as follows (in thousands):

                                            2001       2000        1999
                                         --------------------------------
Balance at beginning of year              $ 1,729    $ 1,507     $ 1,669
Provision for losses charged to expense     2,153        755         474
Charge-offs, net of recoveries             (2,306)      (533)       (636)
                                         --------------------------------
Balance at end of year                    $ 1,576    $ 1,729     $ 1,507
                                         ================================

6. Other Current Assets

Other current assets included software licenses for resale of zero at December 31, 2001 and $5.1 million at December 31 2000. In connection with a Value Added Industry Remarketer agreement with Siebel Systems, Inc., on August 31, 1999, the Company purchased software licenses in the amount of $5.1 million for resale to third parties. The software licenses were purchased with cash of $2.8 million and 228,800 shares of the Company's common stock.

During 2001, the Company wrote-off $5.1 million representing all presently on hand and future purchase commitments to acquire Siebel software licenses. The Company filed suit against Siebel for breach of the implied duty of good faith and fair dealing under these agreements. See Note 16 for more information regarding this suit.

7. Property and Equipment

Property and equipment consisted of the following as of December 31 (in thousands):

                                                      2001        2000
                                                   ---------------------
Furniture and equipment                             $ 6,853     $ 6,929
Leasehold improvements                                1,141         522
Internal-use software                                 2,805       2,877
                                                   ---------------------
                                                     10,799      10,328
Less accumulated depreciation and amortization       (5,579)     (4,550)
                                                   ---------------------
     Property and equipment, net                    $ 5,220     $ 5,778
                                                   =====================

The Company leases furniture and equipment that are accounted for as capital leases. Amounts related to capital leased assets included in property and equipment at December 31, 2001 and 2000 are furniture and equipment of $3,041,000 and $2,103,000, respectively and accumulated amortization of $1,277,000 and $447,000, respectively.

8. Write-Down of Impaired Assets and Other

The following represents a detail of the write-down of impaired assets and other for the year ended December 31, 2001 (in thousands):

Goodwill                                                             $ 1,272
Cost basis and other investments                                         990
Internal-use software                                                    896
Other                                                                    150
                                                                     --------
     Total write-down of impaired assets and other                   $ 3,308
                                                                     ========

In connection with an internal business unit realignment in the last quarter of 2001, the Company performed an impairment analysis of certain 1998 acquisitions. As a result of this analysis, the Company wrote-off approximately $1.3 million of goodwill, which represented the excess of the carrying value of these assets as compared to the fair value of the assets as determined in accordance with SFAS 121.

During December 2000, the Company made an investment in an entity in which the Company's Chief Executive Officer is a member of the Board of Directors. Based on this entity's financial condition, the Company determined that its investment in this entity was other-than-temporarily impaired. Accordingly, the investment of approximately $0.5 million and a note receivable of approximately $0.1 million were written-off during 2001. In addition, an investment of approximately $0.4 million in a venture with a third party was written-off after the third party failed to secure a significant contract.

During 2001, the Company began implementation of a new enterprise-wide information system. Certain financial modules, which were replaced by the new system in 2001, were taken out of service resulting in a write-off of approximately $0.9 million.

9. Credit Agreements

On August 29, 2001, the Company amended its credit agreement dated June 30, 1999 (the "Amendment"). The Amendment provides a $15 million revolving line of credit ("Revolver") and a $9 million term loan facility. The Revolver provides for a commitment fee of 0.375% to 0.500% of the unused balance and interest at the prime rate or, at the Company's option, at LIBOR plus a risk-adjusted premium. The Revolver matures on September 30, 2003. Draws under the Revolver in cash or letters of credit are limited to a formula driven borrowing base determined by the levels of certain receivables, as defined in the Amendment. The Amendment's term loan facility was drawn on in full to fund the EZ-CAP acquisition (see Note
3). There was $8,550,000 outstanding on the term loan at December 31, 2001, which bears interest at LIBOR plus a risk-adjusted premium, totaling 3.9% at December 31, 2001. The term loan facility matures on September 30, 2006 and is due in sixty equal monthly principal payments, plus interest. The Amendment also modified certain required financial covenants. There were no borrowings outstanding under the Revolver as of December 31, 2001 and $6.0 million was outstanding as of December 31, 2000 bearing interest at a rate of 9.5 %. There was approximately $1,000,000 and $330,000 of letters of credit outstanding under the Revolver as of December 31, 2001 and 2000, respectively.

On October 31, 2001, to comply with the terms of the Amendment, the Company entered into an interest rate swap agreement, effectively converting the interest rate from variable to fixed on 63.33% of the principal amount outstanding on the term loan. The swap agreement is being accounted for as a cash flow hedge, in accordance with Statement of Financial Accounting Standard No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The swap agreement is for a period of 4 years and fixes the variable portion of the interest rate on the term loan to 2.67% through October 2002, 4.09% through October 2003, 5.22% through 2004 and 5.72% through 2005. As of December 31, 2001, the notional amount of the term loan covered by the swap agreement was $5,600,000 and the fair value was a liability of $3,124. The fair value of the swap agreement is reflected on the balance sheet in Term loan, net of current portion. Changes in fair value of the swap are reflected as adjustments to shareholders' equity through other comprehensive income. The interest rate under this swap agreement, including the risk-adjusted premium, was 4.67% at December 31, 2001.

10. Lease Commitments

The Company leases furniture and equipment under capital lease arrangements. The Company also leases office space and office equipment under operating leases. The minimum fixed, non-cancelable lease payments under the Company's lease commitments at December 31, 2001 are as follows (in thousands):

Future minimum lease payments:                        Capital      Operating
Year ended December 31:                               Leases         Leases
                                                    ------------------------
     2002                                             $ 1,055       $ 4,709
     2003                                                 455         4,468
     2004                                                 404         3,850
     2005                                                  63         3,243
     2006                                                   -         2,518
      Thereafter                                            -           245
                                                    ----------     ---------
                                                        1,977      $ 19,033
                                                                   =========
Less amount representing interest                        (153)
                                                    ----------
Present value of lease payments                         1,824
Current portion of capital lease obligations              959
                                                    ----------
Noncurrent portion of capital lease obligations       $   865
                                                    ==========

Capital lease obligations have effective interest rates that range from 7.8% to 9.5% and have aggregate monthly payments of approximately $88,000 and $60,000, at December 31, 2001 and 2000, respectively. A number of operating leases have escalation clauses for increases in real estate taxes, operating costs and inflation, and various renewal options for up to five years. Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $3,638,000, $2,076,000 and $1,707,000, respectively. During the years ended December 31, 2001 and 2000, the Company entered into capital leases related to sales-leaseback transactions for property and equipment with a book value of approximately $312,000 and $1,584,000, respectively.

11. Income Taxes

The Company's (benefit) provision for income taxes for the years ended December 31 consisted of the following (in thousands):

                                               2001       2000      1999
                                             ----------------------------
Current:
     Federal                                 $   910    $   150   $   615
     Foreign                                     353      1,115       605
     State                                       281         41       128
                                             ----------------------------
        Total current provision                1,544      1,306     1,348
Deferred:
     Federal                                  (2,829)        19       167
     State                                      (608)         4        39
                                             ----------------------------
        Total deferred (benefit) provision    (3,437)        23       206
                                             ----------------------------
Total (benefit) provision                    $(1,893)   $ 1,329   $ 1,554
                                             ============================

The (benefit) provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                              2001    2000    1999
                                             ---------------------
Expected statutory amount                    (34.0)%  34.0 %  34.0%
Nondeductible expense                          5.4     3.1     0.8
Foreign income taxes                          (1.9)    3.9     7.7
State income taxes, net of federal benefit    (4.6)    1.4     3.1
Other                                          --      0.1      --
                                             ---------------------
Effective rate                               (35.1)%  42.5%   45.6%
                                             =====================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effects of significant temporary differences that comprise the deferred tax assets and liabilities at December 31 are as follows (in thousands):

                                      2001      2000
                                    -----------------
Deferred tax assets:
     Bad debt                       $ 1,166   $   674
     Accrued employee benefits          341       212
     Goodwill                           568       261
     Charitable contributions            --        85
     Inventory basis difference       1,983        --
     Deferred compensation              195        --
     Depreciation                       330        --
     Other expense items                355       195
                                    -----------------
        Total deferred tax assets     4,938     1,427
Deferred tax liabilities                 --       (73)
                                    -----------------
        Net deferred tax assets     $ 4,938   $ 1,354
                                    =================

Deferred tax assets and liabilities are reflected on the Company's consolidated balance sheets at December 31 as follows (in thousands):

                                       2001     2000
                                      ---------------
Net current deferred tax assets       $4,040   $1,093
Net non-current deferred tax assets      898      261
                                      ---------------
       Net deferred tax assets        $4,938   $1,354
                                      ===============

12. Employee Benefit Plans

Employee Savings Plans

The Company sponsors defined contribution plans for its eligible employees in the United States and Canada. The U.S. plan covers substantially all of the Company's U.S. employees. Participants may contribute to the plan an amount between 1% and 15% of their total annual compensation. The Company makes matching contributions of 20% of each participant's contributions up to 10% of annual compensation. The Canadian plan covers substantially all of the Company's Canadian employees. Participants may contribute to the plan an amount between 1% and 18% of their total annual compensation. The Company makes matching contributions of 50% of each participant's contributions up to 5% of annual compensation. Company matching contributions under all defined contribution savings plans amounted to approximately $782,000, $839,000 and $764,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Deferred Compensation Plan

Beginning in 2000, the Company established a non-qualified deferred compensation plan for certain executives and directors, which provides the opportunity for participants to enter into agreements for the deferral of a specified percentage of their cash compensation. The amount of compensation to be deferred is determined by participant elections, subject to plan limitations. The Company may make discretionary contributions, which are subject to a vesting schedule. The amount distributed will be based on the amounts deferred, as increased or decreased for deemed investment in mutual funds or other investments designated by the participant from choices offered by the Company. Contributions to the plan are held in a "Rabbi Trust," the net assets of which are consolidated into the financial statements of the Company. Such investments consist primarily of marketable equity securities, classified as trading securities, which have been included in deposits and other assets on the consolidated balance sheet at their fair value of $779,000 and $279,000 at December 31, 2001 and 2000, respectively. Unrealized gains and losses on investments held in the "Rabbi Trust" are recognized in net income of the period in which they occur. The deferred compensation obligation is included in capital lease obligations, net of current portion and other on the consolidated balance sheets. Changes in the fair value of the deferred compensation obligation are recognized in net income in the period they occur.

13. Shareholders' Equity

Employee Stock Purchase Plan

The Company has a qualified Employee Stock Purchase Plan (ESPP) under section 423 of the Internal Revenue Code, with a total of 2,000,000 shares reserved for issuance thereunder. The ESPP enables substantially all employees in the United States and Canada to subscribe to purchase shares of common stock on a quarterly basis. The purchase price is determined as the lower of 85% of the fair market value of the shares on the first day of the quarter or 85% of the fair market value of the shares on the last trade day of the quarter. During 2001, 2000 and 1999, the Company issued 740,882, 331,125 and 210,021 shares, respectively, at an average price per share of $0.89, $3.31 and $2.75.

Stock-Based Compensation

Under the 1996 Equity Compensation Plan, as amended, (the "Plan") the Company is authorized to grant stock options to employees, officers, directors and consultants. The Plan provides for the issuance of up to 6.6 million shares of common stock for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, and restricted stock awards up to a maximum of 1.6 million shares of common stock to an individual in any one year. Generally, these grants vest ratably over a four or five year period and expire six to ten years after the date of grant. The exercise price of options granted under the Plan is equal to the fair market value on the date of grant. The Company accounts for employee stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Pursuant to SFAS No. 123, the Company recognized approximately $25,000, $106,000 and $42,000 of compensation expense on options granted to non-employees for the years ended December 31, 2001, 2000 and 1999, respectively.

A summary of the Company's stock option plan activity for the years ended December 31, 2001, 2000, and 1999 is presented below:

                                                                        Weighed
                                       Number of                        Average
                                        Option      Exercise Price      Exercise
                                        Shares        Per Share          Price
                                    --------------------------------------------
Outstanding, January 1, 1999           2,748,702     $2.00 -$8.50       $ 4.04
Granted                                1,178,115      2.00 - 5.19         4.72
Canceled                              (1,102,590)     2.00 - 8.50         4.83
Exercised                               (219,523)     2.00 - 8.50         2.51
--------------------------------------------------------------------------------
Outstanding, December 31, 1999         2,604,704     $2.00 -$8.50       $ 4.09
Granted                                2,056,150      1.35 - 8.27         6.21
Canceled                                (765,822)     2.00 - 8.50         5.47
Exercised                               (216,664)     2.00 - 8.50         3.77
--------------------------------------------------------------------------------
Outstanding December 31, 2000          3,678,368     $1.35 -$8.50       $ 5.01
Granted                                1,755,052      1.50 - 2.09         1.59
Canceled                                (606,794)     1.35 - 8.27         3.58
Exercised                                 (8,916)     1.35 - 2.09         1.83
--------------------------------------------------------------------------------
Outstanding December 31, 2001          4,817,710     $1.35 -$8.27       $ 3.91
                                    ============================================

The  following   summarizes   information  about  the  Company's  stock  options
outstanding at December 31, 2001:

                              Weighted
                               Average    Weighted                 Weighted
   Range of                   Remaining    Average                  Average
   Exercise     Number       Contractual  Exercise    Number       Exercise
    Prices    Outstanding  Life (in Years)  Price   Exercisable      Price
---------------------------------------------------------------------------
$ 1.35 -$1.65  1,883,000         3.89      $ 1.53      114,375      $ 1.35
  1.71 - 5.19  1,845,510         3.30        3.84    1,140,618        3.83
  5.63 - 8.27  1,089,200         4.45        8.16      330,607        8.00
---------------------------------------------------------------------------
$ 1.35 -$8.27  4,817,710         3.79      $ 3.91    1,585,600      $ 4.52
===========================================================================

As of December 31, 2001,  2000 and 1999,  options of  1,585,600,  1,037,474  and
906,953, respectively, were exercisable with a weighted average exercise price of $4.52, $3.76 and $3.74, respectively. As of December 31, 2001, 2000 and 1999, approximately 0.5 million, 1.5 million and 2.8 million options were available for grant, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2001, 2000 and 1999: risk-free interest rates of 4.39,
5.94 and 5.50 percent, respectively and no expected dividend yields. The expected lives of 3 years for fiscal 2001 and 5 years for fiscal 2000 and 1999 were also assumed in the model. In 2001, 2000 and 1999, the expected volatility was 107%, 93% and 70%, respectively. Using these assumptions, the fair value of the stock options granted in 2001, 2000 and 1999 on a per share, weighted average basis was $0.94, $4.63 and $2.94, respectively, which would be amortized as compensation expense over the vesting period of the options.

Had compensation cost for these plans been recognized under SFAS No. 123, the Company's net (loss) income and (loss) earnings per share would have been as follows for the years ended December 31 (in thousands, except per share amounts):

                                                  2001        2000       1999
                                               --------------------------------
Consolidated net (loss) income:
    As reported                                $ (3,513)    $ 1,798    $ 1,851
    Pro forma                                    (5,952)     (1,009)       807
Basic net (loss) income per common share:
    As reported                                   (0.19)       0.10       0.11
    Pro forma                                     (0.31)      (0.06)      0.05
Diluted net (loss) income per common share:
    As reported                                   (0.19)       0.10       0.11
    Pro forma                                     (0.31)      (0.06)      0.05

Stock Repurchase Program

In 2001, the Company's Board of Directors authorized the repurchase of up to 2 million shares of its common stock. The shares may be repurchased in the open market or through negotiated transactions. The timing and number of shares repurchased will be determined by management and depend on market conditions and other factors. During 2001, 696,128 shares were repurchased under this program.

14. Segment and Geographic Information

The Company operates two business segments: Managed IT Solutions and Healthcare IT Solutions. In order to align our reporting with competitors in the industry and to make our segment information more useful to users, all of the Company's IT service related operating segments have been consolidated into one reportable segment, Managed IT Solutions. All prior period segment information has been restated to reflect this change. The Company's business segments formerly reported as Enterprise Applications and eBusiness Solutions, Managed IT Services, and Professional Services have been combined as a result of this change and are now collectively reported as Managed IT Solutions. Healthcare IT Solutions remains unchanged.

The Managed IT Solutions segment provides application management, enterprise systems management and desktop management services encompassing network and systems design, software solutions, integration, and management of large-scale data-center environments, which includes on-site and remote network systems management. In addition, we offer information technology personnel that are utilized to augment short or indefinite term engagement requirements.

The Healthcare IT Solutions segment provides proprietary software products and business solutions for healthcare organizations. The division provides full service solutions via its proprietary MC400 software on a one-time license or PMPM basis and via its EZ-CAP software, which is the industry standard for at-risk healthcare organizations. This includes customer service, installation service, training and ongoing support.

The Company evaluates the performance of each segment based on segment revenues and gross profit. Summary information by segment as of and for the years ended December 31 is as follows (in thousands):

                                   2001          2000           1999
                               ----------------------------------------
Managed IT Solutions
    Revenues                     $144,535     $ 138,919      $ 139,596
    Gross profit                   20,330        20,002         15,984
    Segment assets                 44,528        55,518         50,912
Healthcare IT Solutions
    Revenues                       18,565        13,666         10,566
    Gross profit                    6,239         4,678          2,514
    Segment assets                 23,019         9,791          5,958
Segment totals
    Revenues                     $163,100     $ 152,585      $ 150,162
    Gross profit                   26,569        24,680         18,498
    Segment assets                 67,547        65,309         56,870

The following table reconciles reportable gross profit and segment assets to the Company's consolidated totals. Selling, general and administrative expenses and interest and other income and expenses are not allocated to segments (in thousands):

As of and for the years ended December 31,

                                                                 2001        2000       1999
                                                               -------------------------------
Gross profit for reportable segments                           $ 26,569    $ 24,680   $ 18,498
    Selling, general and administrative expenses unallocated     32,226      22,675     16,014
                                                               -------------------------------
       Total consolidated (loss) income from operations          (5,657)      2,005      2,484
    Interest and other income, net                                  251       1,122        921
                                                               -------------------------------
       Total consolidated (loss) income before income taxes    $ (5,406)   $  3,127   $  3,405
                                                               ===============================

Total assets for reportable segments                           $ 67,547    $ 65,309   $ 56,870
    Note receivable, OAO Corporation                              1,714       2,160      2,520
    Income taxes unallocated                                      5,296       2,108      1,965
                                                               -------------------------------
       Total consolidated assets                               $ 74,557    $ 69,577   $ 61,355
                                                               ===============================

The Company generated substantially all of its revenues in the United States and Canada during the three years ended December 31, 2001. The following represents a summary of information by geographic area (in thousands):

                                      For the years ended December 31,
                                       2001         2000        1999
                                     ----------------------------------
Revenues:
     United States                   $ 109,172    $ 117,711   $ 131,261
     Canada                             46,097       29,019      16,029
     Other consolidated entities         7,831        5,855       2,872
                                     ----------------------------------
                                     $ 163,100    $ 152,585   $ 150,162
                                     ==================================
(Loss) income before income taxes:
     United States                   $  (7,690)   $   1,040   $   1,467
     Canada                              1,842        1,390       1,680
     Other consolidated entities           442          697         258
                                     ----------------------------------
                                     $  (5,406)   $   3,127   $   3,405
                                     ==================================
Identifiable assets:
     United States                   $  58,311    $  59,049   $  51,702
     Canada                             14,165        9,016       9,493
     Other consolidated entities         2,081        1,512         160
                                     ----------------------------------
                                     $  74,557    $  69,577   $  61,355
                                     ==================================

15. Related Party Transactions

OAO Corporation

The Company and OAO Corporation (OAO) were related parties during 2001 because the Vice Chairman of the Board of Directors of the Company held a substantial ownership interest in OAO Corporation. In December 2001, the Vice Chairman sold his entire interest in OAO.

In support of the Terrapin transaction, the Vice Chairman agreed to consult to the Company beginning in January 2002 to help it launch a new business. The Vice Chairman is being paid a fee of $10,000 per month for his efforts, commencing on January 1, 2002 pursuant to a Professional Services Agreement. The Professional Services Agreement was approved by the Board of Directors in the fourth quarter of 2001. The Agreement has a one-year term and will automatically renew for successive one-year terms in the absence of written notice from either party.

In May 1999, the Company loaned OAO approximately $2.5 million. The demand note required minimum quarterly principal payments of $90,000 plus interest at the prime rate plus 2.5%, and was secured by approximately 1.3 million shares of the Company's common stock beneficially owned by the Vice Chairman of the Board of Directors. There was approximately $1.7 million and $2.2 million due from OAO under this note as of December 31, 2001 and 2000, respectively. This note was paid in full in January 2002.

During 2001, 2000 and 1999, the Company served as a subcontractor on several contracts with OAO. Revenues for the years ended December 31, 2001, 2000 and 1999 under these contracts totaled $307,000, $871,000 and $949,000, respectively. The Company had $690,000 and $421,000 in receivables due from OAO as of December 31, 2001 and 2000, respectively.

Other

The Company had an administrative service agreement with Safeguard Scientifics, Inc., which was terminated effective April 1, 2000. The agreement provided for payment of an administrative fee, not to exceed $500,000 per year. The Company expensed an administrative fee to operations of $124,000 and $500,000 for the years ended December 31, 2000 and 1999, respectively, in connection with this agreement.

On October 22, 2001, Terrapin Partners Subsidiary LLC ("Terrapin Partners"), an affiliate of J.F. Lehman & Company, Inc. ("JFL"), acquired all 5.7 million shares of the Company's common stock held by Safeguard Scientifics, Inc. and two of its affiliates ("Safeguard"). In addition, the Vice Chairman of the Company's Board of Directors, the President and Chief Executive Officer of the Company, and the Senior Vice President of Finance and Chief Financial Officer of the Company contributed an aggregate of 1,369,458 shares of the Company's common stock to Terrapin Partners in exchange for a like number of common units of Terrapin Partners' parent, Terrapin Partners Holding Company LLC, with an initial stated value of $1.65 per unit. John F. Lehman, the Chairman of the Board of the Company, is a founding member and the Chairman and Chief Executive Officer of JFL.

On October 22, 2001, the Vice Chairman of the Board of Directors of the Company and majority owner of OAO entered into a Voting Agreement and Irrevocable Proxy with Terrapin Partners pursuant to which the Vice Chairman with respect to 1,826,400 shares of the Company's common stock that he beneficially owns, but that are pledged to secure obligations (the "Pledged Shares"), (i) agreed to vote the Pledged Shares in accordance with voting instructions received from Terrapin Partners, (ii) granted Terrapin Partners an irrevocable proxy to vote the Pledged Shares and (iii) agreed to contribute the Pledged Shares to Terrapin Partners in exchange for a like number of common units with an initial stated value of $1.65 per unit upon any or all of the Pledged Shares becoming unencumbered.

In connection with the Terrapin Partners transactions, and as a condition to the Board of Directors of the Company approving those transactions for purposes of
Section 203 of the Delaware  General  Corporation  Law,  the  Company,  Terrapin
Partners and an affiliate of JFL, J.F. Lehman Equity Investors I, L.P. ("JFLEI"), entered into a Stockholders Agreement, dated as of October 22, 2001 (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, the parties thereto agreed that during the term of the Stockholders Agreement, the Board of Directors of the Company would continue to maintain a committee of independent directors (the "Independent Committee") consisting of at least three members of the board of directors that are neither executive officers of the Company nor affiliated with JFLEI, Terrapin Partners or their affiliates. Additionally, the Company agreed that during the term of the Stockholders Agreement it would not approve any "Material Transaction" without the consent of at least a majority of the members of the Independent Committee. A "Material Transaction" is defined to mean (i) any transaction or series of related transactions between the Company and Terrapin Partners, JFLEI or their affiliates (A) with a value in excess of $375,000 in the aggregate or (B) which is reasonably likely to have a material effect on the Company's business, financial condition, results of operations or prospects or (ii) any reverse stock split by the Company of its voting securities.

Further, Terrapin Partners, JFLEI and their affiliates agreed, subject to the exceptions contained in the following paragraph, not to (1) acquire any voting securities or any rights to acquire voting securities of the Company except the 8,925,214 shares over which Terrapin Partners acquired beneficial ownership upon consummation of the transactions on October 22, 2001, (2) enter into any merger, tender offer or similar transaction involving the Company or acquire any portion of the business or assets of the Company unless (A) all holders of voting securities of the Company are treated equally in terms of the consideration to be received by such holders and (B) the transaction is not entered into with Terrapin Partners, JFLEI or their affiliates or any other person acting in concert with Terrapin Partners, JFLEI or their affiliates, (3) participate in any solicitation of proxies for the removal of any member of the Independent Committee or (4) take any action challenging the validity or enforceability of the provisions described in item 1, 2 and 3 above.

Notwithstanding the foregoing, Terrapin Partners and its affiliates are entitled to purchase voting securities of the Company (1) through open-market transactions not to exceed 5% of the voting securities of the Company in the aggregate and (2) if (a) such purchase is made as a result of a transaction (or a series of transactions) in which Terrapin Partners or its affiliates acquire or offer to acquire all of the outstanding voting securities of the Company, (b) the consideration to be paid for the voting securities is deemed to be fair from a financial point of view in an opinion issued by an investment banking firm retained by the Independent Committee and (c) the transaction is approved by the holders of a majority of the outstanding voting securities of the Company (excluding for the purposes of such calculation any voting securities owned by Terrapin Partners, JFLEI or their affiliates or any other person acting in concert with Terrapin Partners, JFLEI and their affiliates).

The Stockholders  Agreement terminates upon the earlier of (1) October 22, 2004,
(2) with respect to any voting securities beneficially owned by Terrapin Partners, upon the transfer of such voting securities to a person other than JFLEI or any Restricted Transferee (as defined in the Stockholders Agreement),
(3) the date on which Terrapin Partners, together with JFLEI and any Restricted Transferee, shall cease to beneficially own voting securities of the Company representing at least 15% of the total voting power of the Company; and (4) the date on which the Company files a Form 15 with the Securities Exchange Commission, the filing of which was approved by at least a majority of the members of the Independent Committee.

Effective October 22, 2001, the Company entered into a Management Agreement with JFL that provides for payment of an administrative and consulting fee of $375,000 per year, plus the reimbursement of reasonable out-of-pocket expenses. The Company incurred $72,000 related to this agreement during 2001. The Management Agreement has a two-year term, but will automatically renew for successive two-year terms in the absence of written notice from one party given to the other at least one year prior to the scheduled termination date. In addition, the Management Agreement automatically terminates upon the sale of all or substantially all of the capital stock or assets of the Company to an unaffiliated third party.

In addition, in connection with Terrapin Partners' transactions, the Company paid legal and other administrative expenses on behalf of the Company, Terrapin Partners and certain members of Terrapin Partners totaling approximately $281,000 in 2001. On July 14, 1999, the Chief Executive Officer of the Company acquired 750,000 shares of common stock of the Company, $.01 par value, at $3.91 per share, in exchange for a $2.9 million full recourse note, bearing interest of 5.82% due July 14, 2004. The shares were pledged as collateral for the note, which the Chief Executive Officer has personally guaranteed. During 2001, the note was amended to, among other things, (i) extend the maturity date to July 14, 2008 and (ii) provide for the substitution of collateral, whereby the 750,000 shares of the Company's common stock were released to Mr. Pratt in exchange for the pledge of 750,000 common units of Terrapin Partners Holding Company LLC.

On November 1, 2001, the Chief Executive Officer was granted the right to purchase up to 750,000 shares of the Company's common stock at a price of $1.65 per share, in exchange for a $1.2 million full recourse note. This right cannot be exercised prior to April 23, 2002. This right is included in the Company's stock option disclosures (see Note 13.)

16. Contingencies

The Company from time to time is involved in various litigation arising in the normal course of business. In management's opinion, the Company's ultimate liability or loss, if any, resulting from such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

In September 2001, the Company filed suit against Siebel Software, Inc. ("Siebel") seeking reimbursement from Siebel for: i) certain unsold software which OAOT purchased under a License Agreement and Value Added Industry Remarketer Agreement (see Note 6), and ii) related maintenance and training fees. The suit alleges Siebel's breach of the implied duty of good faith and lack of fair dealing under these agreements. Prior to filing suit, OAOT gave Siebel notice that Siebel was in material default under the agreements, and terminated both agreements. The outcome of this claim cannot be reasonably predicted at this time.

17. Quarterly Financial Data (Unaudited)

Set forth below is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

                                                2001 Quarters Ended
                                      March 31  June 30(1)  Sept. 30  Dec. 31(2)
                                      --------  --------    --------  --------
Revenues                              $ 39,515  $ 40,380    $ 40,331  $ 42,874
Gross profit                          $  6,514  $  2,555    $  8,097  $  9,403
Net income (loss)                     $    346  $ (3,271)   $    766  $ (1,354)
Net income (loss) per common share:
    Basic and diluted                 $   0.02  $  (0.18)   $   0.04  $  (0.07)

                                                2000 Quarters Ended
                                      March 31  June 30     Sept. 30  Dec. 31
                                      --------  --------    --------  --------
Revenues                              $ 38,545  $ 39,695    $ 36,674  $ 37,671
Gross profit                          $  5,350  $  7,326    $  5,770  $  6,234
Net income                            $    709  $    738    $    183  $    138
Net income per common share:
    Basic and diluted                 $   0.04  $   0.04    $   0.01  $   0.01

(1) Gross profit for the quarter ended June 30, 2001 includes the write-down of prepaid software licenses of approximately $5.1 million, see Note 6 for more information. In addition, net loss for the quarter ended June 30, 2001 includes a write-down of an investment totaling approximately $0.4 million. See Note 8 for more information.

(2) Net loss for the quarter ended December 31, 2001 includes the write-down of impaired assets and other costs of approximately $2.9 million. See Note 8 for more information.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2002 (the "Proxy Statement"), entitled "Election of Directors -- Nominees," "Executive Officers" and "Common Stock Ownership of Principal Shareholders and Management -- Compliance with Section 16(a) Beneficial Ownership Reporting Compliance," to be filed with the Commission.

Item 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled "Election of Directors -- Compensation of Directors" and "Executive Compensation and Other Information," to be filed with the Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to the section of the Proxy Statement entitled "Common Stock Ownership of Principal Shareholders and Management," to be filed with the Commission.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled "Election of Directors -- Nominees" and "Executive Compensation and Other Information -- Compensation Committee Interlocks and Insider Participation," to be filed with the Commission.

                                     PART IV

Item 14. EXHIBITS AND REPORTS ON FORM 8-K.

(a) (1) Financial Statements

The financial statements listed in the accompanying Table of Contents to Consolidated financial Statements are filed as part of this Form 10-K, commencing on page 21.

(a) (3) Exhibits

     The exhibits are listed in the index to Exhibits appearing below.

(b) (1) On November 6, 2001, the Registrant filed a Current Report on Form 8-K to report under Item 5 (Other Events) that on October 22, 2001, Terrapin Partners Subsidiary LLC acquired all 5.7 million shares of OAOT common stock held by Safeguard Scientifics, Inc. and two of its affiliates.

     (2) On November 9, 2001, the Registrant filed an Amendment No. 1 to Current Report on Form 8-K/A to file under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) historical financial statements of EZ-CAP, a division of QuadraMed Corporation, and pro forma financial information reflecting the acquisition of EZ-CAP, a division of QuadraMed Corporation.

(c)  Exhibits

       Exhibit                                                              Page
         No.                           Description                          No.
       -------------------------------------------------------------------------

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

       10.5 Employment Agreement between Gregory Pratt and Company dated June 1, 1998 (5)

       10.6    Employment   Agreement  between  Ron  Branch  and  Company  dated
               December 1, 1998 (7)

       10.7 Stock Purchase Agreement, dated July 24, 1998, among the Company, OAO Services, Inc., OAO Corporation and William Hill (3)

       10.8 Registration Rights Agreement between Gregory Pratt and Company dated November 1, 1998 (7)

       10.9    Agreement and Plan of Merger, dated as of November 1, 1998, among
               the  Company,  ETG  ....  Acquisition   Corporation,   Enterprise
               Technology Group, Inc. and the shareholders of Enterprise Technology Group, Inc. (7)

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

       10.13 Amended and Restated Term Note dated July 14, 1999 between the Company and Gregory A. Pratt. (9)

       10.14 Amended and Restated Pledge Agreement dated July 14, 1999 between the Company and Gregory A. Pratt. (9)

       10.15 Amended and Restated OAO Technology Solutions, Inc. 1996 Equity Compensation Plan (10)

       10.16 Asset Purchase Agreement, dated August 16, 2001, among the Company, QuadraMed Corporation and affiliates. (11)

       10.17   First  Amendment,  effective  August  29,  2001,  to  the  Credit
               Agreement dated June 30, 1999 by and among OAO Technology Solutions, Inc. and its subsidiaries and Bank of America, N.A. (successor in interest to NationsBank, N.A.) (14)

       10.18 First Amendment, dated October 18, 2001, to Amended and Restated OAO Technology Solutions, Inc. Restricted Stock Grant Letter. Date of grant : July 14, 1999 issued to Gregory A. Pratt.(1)

       10.19 Second Amended and Restated Term Note dated July 14, 1999 between the Company and Gregory A. Pratt.(1)

       10.20 Second Amended and Restated Pledge Agreement dated October 18, 2001 between the Company and Gregory A. Pratt.(1)

       10.21 Employment Agreement between Gregory Pratt and the Company dated December 1, 2001.(1)

       10.22 Professional Services Agreement between Cecil Barker and the Company dated January 1, 2002.(1)

       10.23 Management Agreement between J.F.Lehman & Company and OAOT dated January 1, 2002.(1)

       10.24 Employment Agreement between Jeffrey Fox and the Company dated October 22, 2001.(1)

       10.25   Customer  Solutions  Agreement  between  International   Business
               Machines Corporation and OAOT dated December 29, 1998.(1)

       10.26 Stockholder agreement dated October 22, 2001, by and among OAO Technology Solutions, Inc., Terrapin Partners Subsidiary LLC, and J.F. Lehman Equity Investors I, L.P.(1)

       21.1 Subsidiaries of the Registrant. OAO HealthCare Solutions, Inc., OAO Services, Inc., OAO Systems, Inc., OAO Technology Solutions (Canada) Inc., OAO Technology Solutions Europe B.V., OAO
               Technology Solutions de Mexico, S.A. de C.V., OAO Technology Solutions UK Limited, OAO Health Services Processing, Inc., Canadian Resource Management, Ltd., Canadian Network Resources, Ltd., OAO Transition, LLC.

       23.1    Independent Auditors' Consent. (1)

       99.1    Press Release dated August 16, 2001. (11)

       99.2    Press Release dated October 23, 2001. (12)

       99.3 Financial Statements of the EZ-CAP division of QuadraMed Corporation. Balance Sheets as of June 30, 2001 and 2000 and December 31, 2000 and 1999 and Statements of Income and Cash flows for the Six Months Ended June 30, 2001 and 2000 and the Years Ended December 31, 2000 and 1999. (13)

       99.4 Pro forma combined condensed financial information with respect to the registrant and the EZ-CAP division of QuadraMed Corporation as of June 30, 2001 and for the six months ended June 30, 2001 and the year ended December 31, 2000. (13)

(1)  Filed herewith.

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

(7)  Incorporated  by reference to the Company's  Form 10-K,  filed on March 30,
     1999.

(8) Incorporated by reference to the Company's Form 10-Q, filed on August 16, 1999.

(9) Incorporated by reference to the Company's Form 10-Q, filed on November 15, 1999.

(10) Incorporated  by reference  to the  Company's  Form S-8,  filed on July 13,
     1999.

(11) Incorporated by reference to the Company's Form 8-K, filed on September 14, 2001.

(12) Incorporated by reference to the Company's Form 8-K, filed on November 6, 2001.

(13) Incorporated by reference to the Company's Form 8-K/A, filed on November 9, 2001.

(14) Incorporated by reference to the Company's Form 10-Q, filed on November 14, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OAO Technology Solutions, Inc.

March 27, 2002                          By: /s/ Gregory A. Pratt
                                           ---------------------
                                        Gregory A. Pratt
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                Date
---------                    -----                                ----


  /s/  Gregory A. Pratt      President and Chief Executive
--------------------------   Officer, Director
     Gregory A. Pratt        (Principal Executive Officer)        March 27, 2002


 /s/   J. Jeffrey Fox        Senior Vice President of Finance     March 27, 2002
--------------------------   and Chief Financial Officer
J. Jeffrey Fox

/s/   John F. Lehman         Chairman of the Board of Directors   March 27, 2002
--------------------------
    John F. Lehman

  /s/ Cecile D. Barker       Vice Chairman of the Board of
--------------------------   Directors, Director                  March 27, 2002
    Cecile D. Barker

/s/Yvonne Brathwaite Burke   Director                             March 27, 2002
--------------------------
  Yvonne Brathwaite Burke

  /s/ Frank B. Foster, III   Director                             March 27, 2002
--------------------------
    Frank B. Foster, III

/s/   Richard B. Lieb        Director                             March 27, 2002
--------------------------
    Richard B. Lieb

/s/   Louis N. Mintz         Director                             March 27, 2002
--------------------------
    Louis N. Mintz