Form 10-Q
period 2002-03-31
OAO TECHNOLOGY SOLUTIONS INC
filed 2002-05-14
CIK 1043476

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of April 17, 2002, the registrant had outstanding 17,818,795 shares of its Common Stock, par value $0.01 per share.

                         OAO TECHNOLOGY SOLUTIONS, INC.

     Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2002

                                      INDEX

                                                                  Page Reference
                                                                  --------------

COVER PAGE.....................................................................1

INDEX..........................................................................2


PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets (Unaudited) as
          of March 31, 2002 and December 31, 2001..............................3

          Condensed Consolidated Statements of Operations and
          Comprehensive Income (Unaudited) for the Three Months
          Ended March 31, 2002 and 2001........................................4

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Three Months Ended March 31, 2002 and 2001...................5

          Notes to Condensed Consolidated Financial Statements (Unaudited).....6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...................................10

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK...........................................................14

PART II - OTHER INFORMATION...................................................14

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES....................................................................15

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                         OAO TECHNOLOGY SOLUTIONS, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
               (in thousands, except share and per share amounts)

                                                                        March 31,   December 31,
                                                                     ---------------------------
                                                                          2002          2001
                                                                     ---------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                              $  5,847      $  9,060
 Accounts receivable, net                                                 37,712        36,602
 Note receivable, OAO Corporation                                             --         1,714
 Deferred income taxes                                                     4,040         4,040
 Income tax receivable                                                       946           358
 Other current assets                                                      1,689         1,305
                                                                        ----------------------
  Total current assets                                                    50,234        53,079
Property and equipment, net                                                4,935         5,220
Purchased and developed software for sale, net                             1,525         1,737
Deposits and other assets                                                  1,506         1,355
Deferred income taxes                                                        898           898
Intangible assets, net                                                    12,101        12,268
                                                                        ----------------------
  Total assets                                                          $ 71,199      $ 74,557
                                                                        ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Term loan, current portion                                             $  1,800      $  1,800
 Accounts payable                                                          6,219         6,893
 Accrued expenses                                                          6,373         5,108
 Accrued compensation and benefits                                         8,861        10,513
 Income tax payable                                                        1,300           460
 Unearned revenue                                                          1,663         2,022
 Current portion of capital lease obligations                                828           959
                                                                        ----------------------
  Total current liabilities                                               27,044        27,755

Capital lease obligations, net of current portion and other                1,701         1,644
Term loan, net of current portion                                          6,283         6,753

Shareholders' equity:
 Preferred stock, par $.01 per share, 10,000,000 shares authorized;
  none issued and outstanding                                                 --            --
 Common stock, par $.01 per share, 50,000,000 shares authorized;
  17,877,635 and 18,702,710 shares issued and outstanding
  as of March 31, 2002 and December 31, 2001, respectively                   179           187
 Additional paid-in capital                                               39,314        41,703
 Accumulated other comprehensive net loss                                 (1,006)         (848)
 Shareholder receivable                                                   (2,933)       (2,933)
 Retained earnings                                                           617           296
                                                                        ----------------------
  Total shareholders' equity                                              36,171        38,405
                                                                        ----------------------
  Total liabilities and shareholders' equity                            $ 71,199      $ 74,557
                                                                        ======================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                     Three months ended
                                                          March 31,
                                                   ----------------------
                                                     2002          2001
                                                   ----------------------

Revenues                                           $ 40,317      $ 39,515
Direct costs                                         32,787        33,001
                                                   ----------------------
                                                      7,530         6,514
Selling, general and administrative expenses          6,891         6,113
                                                   ----------------------
Income from operations                                  639           401
Interest income                                          27           213
Interest expense                                       (108)          (12)
                                                   ----------------------
Income before income taxes                              558           602
Provision for income taxes                              237           256
                                                   ----------------------
Net income                                              321           346
Other comprehensive income:
 Net change in fair value of cash flow hedge             20            --
 Foreign currency translation adjustment               (178)           93
                                                   ----------------------
Comprehensive income                               $    163      $    439
                                                   ======================

Net income per common share:
 Basic                                             $   0.02      $   0.02
                                                   ======================
 Diluted                                           $   0.02      $   0.02
                                                   ======================

Weighted average number of shares outstanding:
 Basic                                               18,432        18,090
                                                   ======================
 Diluted                                             18,944        18,218
                                                   ======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                   Three months ended
                                                                        March 31,
                                                                ------------------------
                                                                   2002          2001
                                                                ------------------------
Cash Flows from Operating Activities:
 Net income                                                      $    321      $    346
 Adjustment to reconcile net income to net
  cash (used in) provided by operating activities:
  Depreciation and amortization                                     1,000           959
 Change in assets and liabilities:
  Accounts receivable                                              (1,110)       (1,321)
  Other current assets and income tax receivable                     (922)         (472)
  Deposits and other assets                                          (151)            6
  Accounts payable                                                   (674)          (32)
  Accrued expenses and accrued compensation and benefits             (418)          646
  Income tax payable                                                  840          (521)
  Unearned revenue                                                   (359)          669
  Other long-term liabilities                                         165            (8)
                                                                -----------------------
     Net cash (used in) provided by operating activities           (1,308)          272
                                                                -----------------------

Cash Flows from Investing Activities:
 Proceeds from repayment of note receivable, OAO Corporation        1,714            --
 Expenditures for property and equipment                             (355)         (608)
                                                                -----------------------
    Net cash provided by (used in) investing activities             1,359          (608)
                                                                -----------------------

Cash Flows from Financing Activities:
 Net repayments under revolving credit agreement                       --        (1,000)
 Repurchase of common stock                                        (2,695)           --
 Payments on term loan                                               (450)           --
 Proceeds from sale of common stock                                   298           202
 Payments on capital lease obligations                               (239)         (203)
                                                                -----------------------
     Net cash used in financing activities                         (3,086)       (1,001)
                                                                -----------------------
Effect of exchange rate changes on cash                              (178)          (36)
                                                                -----------------------
Net decrease in cash and cash equivalents                          (3,213)       (1,373)
Cash and cash equivalents, beginning of period                      9,060        11,779
                                                                -----------------------
Cash and cash equivalents, end of period                         $  5,847      $ 10,406
                                                                =======================

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

     The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2001 and the Company's other filings with the SEC. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

3. Earnings Per Share

     Basic earnings per share has been calculated as net earnings divided by basic weighted-average common shares outstanding. Diluted earnings per share has been computed as net earnings divided by weighted-average common shares outstanding, and, when dilutive, potential common shares from options to purchase common stock using the treasury stock method. The dilutive effect of options of 512,000 and 128,000 shares were included in the calculation of diluted earnings per share for the three months ended March 31, 2002 and 2001, respectively.

                         OAO TECHNOLOGY SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Segment Information

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

     The Healthcare IT Solutions segment provides proprietary software products and business solutions for healthcare organizations. The segment provides full service solutions via its proprietary MC400 software on a one-time license or PMPM basis and via its EZ-CAP software, which we believe is the industry standard for at-risk healthcare organizations. Our integrated services include customer service, installation, training and ongoing support.

     The Company evaluates the performance of each segment based on segment revenues and gross profit. Segment gross profit includes only direct costs. Corporate selling, general and administrative expenses, net interest expense, and other income and expenses are not allocated to segments.

Summary information by segment is as follows (in thousands):

                                                                   Three Months Ended
                                                                        March 31,
                                                              ----------------------------
                                                                    2002          2001
                                                              ----------------------------
MANAGED IT SOLUTIONS
 Revenues                                                        $ 34,155      $ 36,430
 Gross profit                                                       6,152         5,606
HEALTHCARE IT SOLUTIONS
 Revenues                                                           6,162         3,085
 Gross profit                                                       1,378           908
SEGMENT TOTALS
 Revenues                                                          40,317        39,515
 Gross profit                                                       7,530         6,514
  Selling, general and administrative expenses unallocated          6,891         6,113
                                                                 ----------------------
   Total consolidated income from operations                          639           401
 Interest and other (expense) income, net                             (81)          201
                                                                 ----------------------
   Total consolidated income before income taxes                 $    558      $    602
                                                                 ======================

                         OAO TECHNOLOGY SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Intangible Assets

     The Company's intangible assets consisted of the following as of (in thousands):

                                  March 31,   December 31,
                                    2002          2001
                                  ------------------------
Goodwill                          $  8,588      $  8,588

Software                             1,800         1,800
Customer list                        2,100         2,100
Less accumulated amortization         (387)         (220)
                                  -----------------------
Identifiable intangibles, net        3,513         3,680

                                  -----------------------
Intangible assets, net            $ 12,101      $ 12,268
                                  =======================

     Software and customer list is amortized on a straight-line basis over their estimated useful lives of 5 and 7 years, respectively. The software and customer list amortization is recognized in our Healthcare IT Solutions segment. Amortization expense for the software and customer list was $167,000 for the three months ended March 31, 2002. Aggregate amortization expense related to the software and customer list is expected to be $660,000 per year through 2005, $540,000 in 2006, and $300,000 in 2007.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which we adopted effective January 1, 2002. In accordance with SFAS 142, the Company discontinued amortization of goodwill on January 1, 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests as of January 1, 2002 during the second quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The Company has not yet determined what the effect of these tests, if any, will be on the earnings and financial position of the Company.

     The following table adjusts reported net income and earnings per share for the three months ended March 31, 2001 to exclude goodwill amortization (in thousands, except per share amounts):

                                                         March 31,
                                                           2001
                                                         ---------

Reported net income                                       $   346
Add:  goodwill amortization, net of tax effect of $97         131
                                                          -------
Adjusted net income                                       $   477
                                                          =======

Reported basic and diluted earnings per share             $  0.02
                                                          =======
Add:  goodwill amortization, net of tax effect            $  0.01
                                                          =======
Adjusted earnings per share, basic and diluted            $  0.03
                                                          =======

                         OAO TECHNOLOGY SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6. Evaluation of Long-Lived Assets

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB 144 supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a Segment of a Business (as previously defined in that opinion). FASB 144 also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. The Company adopted FASB 144 effective January 1, 2002. The adoption of FASB 144 had no impact on the Company's financial position or results of operations.

7. Subsequent Events

     On April 19, 2002, Charles A. Leader succeeded Gregory A. Pratt as President and Chief Executive Officer. Also on April 19, 2002, Mr. Pratt was named Vice Chairman of the Board of Directors of the Company. In his new role, Mr. Pratt will assume the responsibilities for merger and acquisition activity and corporate development.

     In connection with the periodic repurchase and retirement of our common stock, and the resulting reduction in common stock outstanding, as of April 17, 2002 Terrapin Partners Holding Company, LLC, our largest shareholder, beneficially owned approximately 50.1% of our outstanding voting securities (common stock).

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

     The statements that are not historical facts contained in this Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to: dependence on key strategic and end-user customers, the ability to establish new strategic customer relationships, risks associated with fixed-price contracts, future financial results, the ability to sustain and manage growth, lower than expected revenue growth and pricing pressure from strategic and non-strategic customers, success in achieving marketing and sales goals and other business development initiatives, difficulties of investments in infrastructure, uncertainties relating to the difficulties of transacting on the Internet, potential changes in the prevailing technology away from outsourcing IT applications, the failure of the Company to make necessary enhancements or developments to its existing software products, possible deferral of revenue, profit and cash flow from any increase in per-member per-month and/or percentage-of-completion basis software sales in relation to total software sales, inability to successfully install healthcare software sold on a timely basis, competition in the industry, general economic conditions and level of information technology service spending, the possibility that strategic or end-user customers could invoke early termination clauses contained in the Company's long-term contracts, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the ability to successfully integrate recent acquisitions, the potential liability with respect to actions taken by its employees, risks associated with international sales including exposure to fluctuations between the U.S. dollar and other foreign currencies, and other risks described herein and in the Company's other Securities and Exchange Commission filings.

Overview

     We are a global provider of information technology services that address the enterprise-wide challenges of Fortune 1000 companies, mid-market organizations, health benefit organizations, and the public sector. The Company operates two business segments: Managed IT Solutions and Healthcare IT Solutions.

Managed IT Solutions
(Application Solutions and IT Infrastructure Solutions)

Application Solutions

     Our Application Solutions service offerings include Application Support, Application Management and Application Development/Integration. Application Solutions provides outsourcing for a complete set of services that include development/integration, management, and/or support of applications. Application outsourcing may involve the transfer of people and application software to OAOT and possibly to a remote application solution center. We offer both customized and pre-packaged solutions. Application Development/Integration services are delivered on a consulting and project basis under both time-and-materials and fixed-price arrangements, while our application management and software solutions are made available through an application support model or outsourced from the customer. During 2001 we exited the software license reseller portion of this practice.

IT Infrastructure Solutions

     Our IT Infrastructure Solutions service offerings include Network and Desktop Management Services (NDMS), Data Center Management (DCM) and Professional Staffing Services. NDMS and DCM provide network and systems design, integration, and management of large-scale environments linking multiple technologies, operating systems, protocols and geographic areas. We manage enterprise systems and provide desktop management services, which include on-site and remote network systems management. These services are provided, generally under long-term fixed-price contracts, as either part of an IT outsourcing team with its strategic customers to a wide range of end users or directly to Fortune 1000 and middle market customers. Our strategic partners and customers include IBM and Compaq. In 2000, our data center management contract with a strategic customer was renewed for ten years. Management believes that revenues from this contract may increase over the term of the contract; however, there is no assurance that revenues from this contract will increase or continue at historic revenue and profitability levels. Professional Staffing Services offers technology personnel, primarily on a time-and-materials basis, that are regularly utilized within engagements to meet short or indefinite term requirements. There are also instances where an engagement has started on a time-and-materials basis and evolved to a fixed-price basis, as the requirements became sufficiently defined. The Professional Staffing Services business is concentrated within one strategic customer; however, we have expanded our customer base and will continue to focus on expanding our customer base in the future.

Healthcare IT Solutions

     The Healthcare IT Solutions segment provides managed care software application solutions under software license agreements via its MC400 and EZ-CAP software solutions, which are sold on a per member, per month (PMPM) subscription basis or for a one-time perpetual license fee. Our MC400 software provides a comprehensive solution for healthcare benefit organizations (health maintenance organizations, indemnity insurance plans, physician hospital organizations, independent physician organizations and self-insured employer plans, among others). The MC400 system is web-enabled and provides over thirty modules that include claims processing, patient care management, eligibility, enrollment, utilization, internet connectivity, data warehousing, care management and web portals in one integrated system. We have over fifty MC400 installed sites and offer a viable solution that is ready for the federal requirements of the Health Insurance Portability and Accountability Act (HIPAA). EZ-CAP is currently installed at approximately 200 clients and provides secure, web-enabled modules for authorizations, premium billing, capitation payment, data reconciliation, benefit administration, contract management, and health plan and member eligibility management. We recently released EZ-CAP 4.0, which operates on Microsoft SQL Server enterprise technology and permits the use of a central database to concurrently process information for multiple managed care companies.

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

Results of Operations

     The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                   For the three months ended March 31,
(in millions)                                           2002                  2001
                                                 ----------------------------------------
Revenues ...................................     $40.3       100.0%     $39.5      100.0%
Direct costs ...............................      32.8        81.4%      33.0       83.5%
Selling, general and administrative expenses       6.9        17.1%       6.1       15.4%
                                                 ----------------------------------------
Income from operations .....................       0.6         1.5%       0.4        1.0%
Interest and other (expense) income, net ...      (0.1)       -0.2%       0.2        0.5%
                                                 ----------------------------------------
Income before income taxes .................       0.5         1.2%       0.6        1.5%
Provision for income taxes .................       0.2         0.5%       0.3        0.8%
                                                 ----------------------------------------
Net income .................................     $ 0.3         0.7%     $ 0.3        0.8%
                                                 ========================================

Comparison of the three month period ended March 31, 2002 to the three month period ended March 31, 2001.

Revenues

     Revenues increased $0.8 million or 2.0% to $40.3 million for the three months ended March 31, 2002, compared to $39.5 million for the same period in 2001. The increase was due to an increase in revenue in the Healthcare IT Solutions segment, partially offset by a decrease in the Managed IT Solutions segment.

     Revenues from the Healthcare IT Solutions segment increased $3.1 million or 99.7% to $6.2 million for the three months ended March 31, 2002, compared to $3.1 million for the same period in 2001. The increase in revenue was primarily attributable to an increase in MC400 license revenue, stemming from both new contracts and from revenue recognized under percentage-of-completion accounting for contracts signed in 2001. In addition, revenue from EZ-CAP, acquired in the third quarter of 2001, contributed to the increase.

     Revenues from the Managed IT Solutions segment decreased $2.3 million to $34.2 million for the three months ended March 31, 2002 from $36.4 million for the same period in 2001. This decrease in revenues was due to lower revenues in the IT Infrastructure Solutions division partially offset by increases in revenues in the Application Solutions division.

     Revenues from IT Infrastructure Solutions decreased $5.4 million or 19.4% to $22.3 million for the three months ended March 31, 2002, compared to $27.6 million for the same period in 2001. This decline was primarily due to decreases in Network and Desktop Management services and Professional Staffing Services revenues. The decline in Network and Desktop Management services revenues was due to in-sourcing of services by one customer, and lower pricing and service levels under its current contract requirements. The decrease in Professional Staffing Services revenues was due to continued softness in staffing requisitions from a strategic customer and by the decline in IT staff requisitions as a result of the slow down in the technology market. This softness is expected to continue into future periods. Additionally, the Managed IT Solutions segment has experienced and expects to continue to experience pricing and volume pressure from strategic customers due to an excess supply of IT professionals and soft market conditions, which is expected to be partially passed through to the Company's suppliers. The Company is diversifying its customer base in its Managed IT Solutions segment, which is expected to partially mitigate reliance on strategic customers and diversify services.

     Revenues from our Application Solutions division increased $3.1 million or 35.0% to $11.9 million for the three months ended March 31, 2002, compared to $8.8 million for the same period in 2001. The increase in revenues was due primarily to increased activity in the Application Support and Application Management businesses attributable to a contract signed in 2001. This activity resulted in an increase in billable headcount from 299 at March 31, 2001 to 487 at March 31, 2002. New contracts will have to be won for increases in billable headcount to continue. These increases were partially offset by decreases in Application Development/Integration revenue as a result of fewer active projects, particularly in software implementation services.

Direct Costs

     Direct costs decreased $0.2 million to $32.8 million for the three months ended March 31, 2002 from $33.0 million in the same period in 2001. Direct costs as a percentage of revenues decreased to 81% for the three months ended March 31, 2002 as compared to 84% for the same period in 2001. The improvement in direct costs as a percent of revenue was due to improvements in profitability in the Application Solutions division of the Managed IT Solutions segment and improvements in profitability in the Healthcare IT Solutions segment.

     The Managed IT Solutions segment direct costs decreased $2.8 million to $28.0 million for the three months ended March 31, 2002, compared to $30.8 million for the same period last year. The decrease was due to the elimination of certain money-losing business operations and a decrease in direct costs in the IT Infrastructure Solutions division partially offset by increases in the Application Solutions division. The decrease in direct costs in IT Infrastructure Solutions reflects the overall decrease in activity in the division as well as improvements in the management of direct labor expenses and savings from the reduction of overhead personnel. The increases in Application Solutions direct costs reflect the overall increase in business activity in the segment. The Application Solutions division gross profit increased to $2.2 million for the three months ended March 31, 2002 from $0.9 million for the same period in 2001. The improvement in profitability was the result of a more favorable mix in billable to non-billable headcount, and an overall increase in billable headcount (from 299 in March 2001 to 487 in March 2002) in the Application Support and Application Management businesses.

     Healthcare IT Solutions' direct costs for the three months ended March 31, 2002 increased $2.6 million to $4.8 million, compared to $2.1 million for the same period in 2001. Healthcare IT Solutions' gross profit increased to $1.4 million for the three months ended March 31, 2002, compared to $0.9 million for the same period in 2001. The increase in direct costs was primarily the result of the purchase of EZ-CAP in the third quarter of 2001. Also affecting the increase in direct costs was the expansion of the Healthcare IT Solutions management team and customer support services personnel in the second half of 2001 to meet service and implementation requirements under new contracts. Increased profitability was due to an increase in MC400 revenue and as a result of the EZ-CAP acquisition.

Selling, General and Administrative Expenses

     For the three months ended March 31, 2002 and 2001, selling, general and administrative expenses (SGA) were $6.9 million and $6.1 million, or 17% and 15% of revenues, respectively. The increase in SGA was primarily the result of increases in the Healthcare IT Solutions segment as a result of an increase in staffing to facilitate growth and the EZ-CAP acquisition. Also contributing to the increase in SGA were costs related to our conversion to a new enterprise-wide financial management system and an increase in professional and legal fees and other costs associated with our entrance into the public sector.

Interest and Other Income and Provision for Income Taxes

     For the three months ended March 31, 2002, net interest and other income (expense) decreased to $(0.1) million from $0.2 million for the same period in 2001. The decrease was primarily due to lower interest rates on invested cash and an increase in interest expense related to the term loan used to finance the EZ-CAP acquisition. The Company's effective tax rate was 42.5% for the provision for income taxes for the three months ended March 31, 2002 and 2001.

Liquidity and Capital Resources

     Cash and cash equivalents were $5.8 million as of March 31, 2002, versus $9.1 million as of December 31, 2001. Cash used in operations was $1.3 million for the three months ended March 31, 2002 compared with cash provided by operations of $0.3 for the same period in 2001. The decrease in cash provided by operations was primarily due to an increase in other current assets and decreases in both accounts payable and unearned revenue.

     Cash provided by investing activities was $1.4 million, which was primarily a result of our receipt of payment in full of the note receivable from OAO Corporation, partially offset by cash used to purchase computers and office equipment.

     Financing activities used cash of $3.1 million in the three months ended March 31, 2002. This use of cash was primarily to fund the repurchase and retirement of our common stock under our stock repurchase program and repayments on our term loan.

     The Company has a credit agreement with a bank that provides a $15 million revolving line of credit ("Revolver") and a $9 million term loan facility. The Revolver provides for a commitment fee of 0.375% to 0.500% of the unused balance and interest at the prime rate or, at the Company's option, at LIBOR plus a risk-adjusted premium. The Revolver matures on September 30, 2003. Draws under the Revolver in cash or letters of credit are limited to a formula driven borrowing base determined by the levels of certain receivables, as defined in the agreement. The agreement's term loan facility was drawn on in full to fund the EZ-CAP acquisition. There was $8,100,000 outstanding on the term loan at March 31, 2002, which bears interest at LIBOR plus a risk-adjusted premium, totaling 3.9% at March 31, 2002. The term loan facility matures on September 30, 2006 and is due in sixty equal monthly principal payments, plus interest. There were no borrowings outstanding under the Revolver as of March 31, 2002.

     We currently anticipate that our existing cash balances, bank credit facilities, or any cash generated from operations will be sufficient to satisfy our operating cash needs for the foreseeable future. We have announced an acquisition program as part of our strategy to accelerate revenues and earnings growth. We expect to use bank credit to leverage our financial position. In addition, we may consider seeking additional public or private debt or equity financing to fund future growth opportunities. No assurance can be given, however, that such additional debt or equity financing will be available or on terms and conditions acceptable to us.

Item 3.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's primary market risk is foreign currency exposure and changing interest rates. We conduct business in foreign countries, primarily Canada and the United Kingdom. Foreign currency transaction gains and losses were not material to our results of operations during the three months ended March 31, 2002 or 2001. We believe our foreign currency risk is related primarily to the difference between amounts the Company receives and disburses in Canada in U.S. dollars from U.S. dollar denominated contracts. Our foreign currency risk will increase with the growth of our business. Our interest rate risk is related to the variable rate on amounts outstanding on our credit agreement. Amounts outstanding on the term loan bear interest at LIBOR plus a risk-adjusted premium, totaling 3.9% at March 31, 2002.

     On October 31, 2001 the Company, to comply with the terms of its credit agreement, entered into an interest rate swap agreement effectively converting the interest rate from variable to fixed on 63.33% of the principal amount outstanding on the term loan. The swap agreement is for a period of 4 years and fixes the variable portion of the interest rate on the term loan to 2.67% through October 2002, 4.09% through October 2003, 5.22% through 2004 and 5.72% through 2005. As of March 31, 2002, the notional amount of the term loan covered by the swap agreement was $5,300,000 and the market value of the swap was $16,600. The interest rate under this swap agreement, including the risk-adjusted premium, was 4.67% at March 31, 2002.

     Through March 31, 2002, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of potential adverse fluctuations in foreign currency exchange rates or interest rates, other than described herein; however, the Company periodically reviews its exposure to foreign currency and interest rate risk and may take action to limit its exposure if deemed appropriate.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b)  No reports were filed on form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               OAO Technology Solutions, Inc.
                               (Registrant)

Date: May 14, 2002             By:  /s/ Charles A. Leader
                                    -------------------------------------
                                    Charles A. Leader
                                    President and Chief Executive Officer

Date: May 14, 2002             By:  /s/ J. Jeffrey Fox
                                    -------------------------------------
                                    J. Jeffrey Fox
                                    Senior Vice President of Finance and
                                    Chief Financial Officer