Form 10-Q
period 2002-06-30
OAO TECHNOLOGY SOLUTIONS INC
filed 2002-08-14
CIK 1043476

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                                       OR

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of August 1, 2002, the registrant had outstanding 17,474,059 shares of its Common Stock, par value $0.01 per share.

                         OAO TECHNOLOGY SOLUTIONS, INC.

 Quarterly Report on Form 10-Q for the Three and Six Months Ended June 30, 2002

                                      INDEX

                                                                  Page Reference
                                                                  --------------

COVER PAGE .........................................................    1

INDEX ..............................................................    2

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets (Unaudited) as of
        June 30, 2002 and December 31, 2001 ........................    3

        Condensed Consolidated Statements of Operations and
        Comprehensive Income (Unaudited) for the Three and Six
        Months Ended June 30, 2002 and 2001 ........................    4

        Condensed Consolidated Statements of Cash Flows
        (Unaudited) for the Six Months Ended June 30, 2002
        and 2001 ...................................................    5

        Notes to Condensed Consolidated Financial Statements
        (Unaudited) ................................................    6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ........................   11
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK .......................................................   17

PART II - OTHER INFORMATION ........................................   18

Item 4. Submission of Matters to a Vote of Security Holders ........   18

Item 6. Exhibits and Reports on Form 8-K ...........................   18

SIGNATURES .........................................................   19

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                         OAO TECHNOLOGY SOLUTIONS, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
               (in thousands, except share and per share amounts)

                                                                            June 30,       December 31,
                                                                         ------------------------------
                                                                              2002             2001
                                                                         ------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $      10,461    $       9,060
    Accounts receivable, net                                                    34,864           36,602
    Note receivable, OAO Corporation                                                --            1,714
    Deferred income taxes                                                        2,089            4,040
    Income tax receivable                                                        2,435              358
    Other current assets                                                         1,603            1,305
                                                                         ------------------------------
      Total current assets                                                      51,452           53,079
Property and equipment, net                                                      5,058            5,220
Purchased and developed software for sale, net                                   1,314            1,737
Deposits and other assets                                                        1,549            1,355
Deferred income taxes                                                              207              898
Intangible assets, net                                                          11,962           12,268
                                                                         ------------------------------
      Total assets                                                       $      71,542    $      74,557
                                                                         ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Term loan, current portion                                           $       1,800    $       1,800
    Accounts payable                                                             7,424            6,893
    Accrued expenses                                                             5,787            5,108
    Accrued compensation and benefits                                            9,706           10,513
    Income tax payable                                                             346              460
    Unearned revenue                                                             2,255            2,022
    Current portion of capital lease obligations                                   706              959
                                                                         ------------------------------
      Total current liabilities                                                 28,024           27,755

Capital lease obligations, net of current portion and other                      1,617            1,644
Term loan, net of current portion                                                5,942            6,753

Shareholders' equity:
    Preferred stock, par $.01 per share, 10,000,000 shares authorized;
      none issued and outstanding                                                   --               --
    Common stock, par $.01 per share, 50,000,000 shares authorized;
      17,474,059 and 18,702,710 shares issued and outstanding
      as of June 30, 2002 and December 31, 2001, respectively                      175              187
    Additional paid-in capital                                                  38,751           41,703
    Accumulated other comprehensive net loss                                    (1,026)            (848)
    Shareholder receivable                                                      (2,933)          (2,933)
    Retained earnings                                                              992              296
                                                                         ------------------------------
      Total shareholders' equity                                                35,959           38,405
                                                                         ------------------------------
      Total liabilities and shareholders' equity                         $      71,542    $      74,557
                                                                         ==============================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                   Three months ended       Six months ended
                                                        June 30,                June 30,
                                                  --------------------------------------------
                                                    2002        2001        2002        2001
                                                  --------------------------------------------
Revenues                                          $ 42,983    $ 40,380    $ 83,300    $ 79,895
Direct costs                                        35,538      32,740      68,325      65,741
(Gain) loss on prepaid software licenses            (1,418)      5,085      (1,418)      5,085
                                                  --------------------------------------------
                                                     8,863       2,555      16,393       9,069
Selling, general and administrative expenses         6,774       8,383      13,665      14,496
Severance and other termination costs                1,339          --       1,339          --
                                                  --------------------------------------------
Income (loss) from operations                          750      (5,828)      1,389      (5,427)
Interest income                                         26         168          50         373
Interest expense                                      (129)        (28)       (234)        (32)
                                                  --------------------------------------------
Income (loss) before income taxes                      647      (5,688)      1,205      (5,086)
Provision (benefit) for income taxes                   272      (2,417)        509      (2,162)
                                                  ---------------------------------------------
Net income (loss)                                      375      (3,271)        696      (2,924)
Other comprehensive income (loss):
    Net change in fair value of cash flow hedge       (109)         --         (89)         --
    Foreign currency translation adjustment             89          88         (89)        181
                                                  --------------------------------------------
Comprehensive income (loss)                       $    355    $ (3,183)   $    518    $ (2,743)
                                                  ============================================

Net income (loss) per common share:
    Basic                                         $   0.02    $  (0.18)   $   0.04    $  (0.16)
                                                  ============================================
    Diluted                                       $   0.02    $  (0.18)   $   0.04    $  (0.16)
                                                  ============================================

Weighted average number of shares outstanding:
    Basic                                           17,755      18,302      18,089      18,196
                                                  ============================================
    Diluted                                         17,969      18,302      18,458      18,196
                                                  ============================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                      Six months ended
                                                                           June 30,
                                                                  ------------------------
                                                                     2002          2001
                                                                  ------------------------
Cash Flows from Operating Activities:
    Net income                                                    $      696    $   (2,924)
    Adjustment to reconcile net income to net
      cash provided by operating activities:
      (Gain) loss on prepaid software licenses                        (1,418)        5,085
      Severance and other termination costs                              277            --
      Depreciation and amortization                                    1,979         1,909
      Deferred income taxes                                            2,642            --
    Change in assets and liabilities:
      Accounts receivable                                              1,738          (972)
      Other current assets and income tax receivable                  (2,375)       (2,982)
      Deposits and other assets                                         (194)           94
      Accounts payable                                                   531           310
      Accrued expenses and accrued compensation and benefits             832         1,055
      Income tax payable                                                (114)           --
      Unearned revenue                                                   233           362
      Other long-term liabilities                                        169            --
                                                                  ------------------------
         Net cash provided by operating activities                     4,996         1,937
                                                                  ------------------------

Cash Flows from Investing Activities:
    Proceeds from repayment of note receivable, OAO Corporation        1,714            --
    Expenditures for property and equipment                           (1,088)         (725)
                                                                  ------------------------
        Net cash provided by (used in) investing activities              626          (725)
                                                                  ------------------------

Cash Flows from Financing Activities:
    Net repayments under revolving credit agreement                       --        (4,000)
    Repurchase of common stock                                        (3,149)           --
    Payments on term loan                                               (900)           --
    Proceeds from sale of common stock                                   366           429
    Proceeds from sale-leaseback transactions                             --           312
    Payments on capital lease obligations                               (449)         (414)
                                                                  ------------------------
         Net cash used in financing activities                        (4,132)       (3,673)
                                                                  ------------------------
Effect of exchange rate changes on cash                                  (89)         (122)
                                                                  ------------------------
Net increase (decrease) in cash and cash equivalents                   1,401        (2,583)
Cash and cash equivalents, beginning of period                         9,060        11,779
                                                                  ------------------------
Cash and cash equivalents, end of period                          $   10,461    $    9,196
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

      The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2001 and the Company's other filings with the SEC. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

      The Company recognizes software revenue under the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" (as amended by SOP No. 98-4 and SOP No. 98-9). Except as noted below, software license fees are recognized as revenue upon the customer's execution of a noncancelable license agreement and the Company's delivery of the software, provided that the fee is fixed and determinable, collectibility is probable, and no customization of the software is required. If customization of the software is required, revenues are recognized on the percentage-of-completion basis over the software implementation term (generally six to twelve months).

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

3. Earnings Per Share

      Basic earnings per share has been calculated as net earnings divided by basic weighted-average common shares outstanding. Diluted earnings per share has been computed as net earnings divided by weighted-average common shares outstanding, and, when dilutive, potential common shares from options to purchase common stock using the treasury stock method. The dilutive effect of shares issuable upon exercise of stock options totaling 214,000 and 369,000 were included in the calculation of diluted earnings per share for the three and six months ended June 30, 2002, respectively. The dilutive effect of shares issuable upon exercise of stock options has been excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2001, as inclusion of such shares would be anti-dilutive.

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

Summary information by segment is as follows (in thousands):


                                                          Three months ended           Six months ended
                                                                June 30,                    June 30,
                                                       ----------------------------------------------------
                                                          2002          2001          2002          2001
                                                       ----------------------------------------------------
MANAGED IT SOLUTIONS
    Revenues                                           $   36,269    $   36,398    $   70,424    $   72,828
    Gross profit                                            7,913         1,065        14,065         6,671
HEALTHCARE IT SOLUTIONS
    Revenues                                                6,714         3,982        12,876         7,067
    Gross profit                                              950         1,490         2,328         2,398
TOTALS
    Revenues                                               42,983        40,380        83,300        79,895
    Gross profit                                            8,863         2,555        16,393         9,069
    Selling, general and administrative expenses            6,774         8,383        13,665        14,496
    Severance and other termination costs                   1,339            --         1,339            --
                                                       ----------------------------------------------------
Total consolidated income (loss) from operations              750        (5,828)        1,389        (5,427)
    Interest and other (expense) income, net                 (103)          140          (184)          341
                                                       ----------------------------------------------------
Total consolidated income (loss) before income taxes   $      647    $   (5,688)   $    1,205    $   (5,086)
                                                       ====================================================

5. Intangible Assets

      The Company's intangible assets consisted of the following as of (in thousands):


                                              June 30,        December 31,
                                                2002              2001
                                            -------------------------------
Goodwill                                    $       8,588     $       8,588


Software                                            1,800             1,800
Customer list                                       2,100             2,100
Less accumulated amortization                        (526)             (220)
                                            -------------------------------
    Identifiable intangibles, net                   3,374             3,680

                                            -------------------------------
Intangible assets, net                      $      11,962     $      12,268
                                            ===============================

      Software and customer list is amortized on a straight-line basis over their estimated useful lives of 5 and 7 years, respectively. The software and customer list amortization is recognized in our Healthcare IT Solutions segment. Amortization expense for the software and customer list was $167,000 and $306,000 for the three and six months ended June 30, 2002. Aggregate amortization expense related to the software and customer list is expected to be $660,000 per year through 2005, $540,000 in 2006, and $300,000 in 2007.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which we adopted effective January 1, 2002. In accordance with SFAS 142, the Company discontinued amortization of goodwill on January 1, 2002. The Company tests goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the required impairment tests as of January 1, 2002 and determined that no impairment existed as of that date.

      The following table adjusts reported net income and earnings per share for the three and six months ended June 30, 2001 to exclude goodwill amortization (in thousands, except per share amounts):

                                               Three months ended  Six months ended
                                                  June 30, 2001     June 30, 2001
                                               ------------------------------------
Reported net loss                                 $      (3,271)    $      (2,924)
Add:  goodwill amortization, net of tax effect              121               252
                                                  -------------------------------
Adjusted net loss                                 $      (3,150)    $      (2,672)
                                                  ===============================

Reported basic and diluted earnings per share     $       (0.18)    $       (0.16)
                                                  ===============================
Add:  goodwill amortization, net of tax effect    $        0.01     $        0.01
                                                  ===============================
Adjusted earnings per share, basic and diluted    $       (0.17)    $       (0.15)
                                                  ===============================

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

8. Severance and Other Termination Costs

Gregory A. Pratt

      On April 19, 2002, Charles A. Leader succeeded Gregory A. Pratt as President and Chief Executive Officer. Mr. Pratt was named Vice Chairman of the Board of Directors of the Company. In his new role, Mr. Pratt will assume the responsibilities for merger and acquisition activity and corporate development.

      Effective April 19, 2002, the Company and Mr. Pratt entered into a Transition Agreement and General and Special Release (the Transition Agreement), which finalized the terms of his resignation and severance in accordance with his employment agreement. As part of the Transition Agreement, Mr. Pratt will continue to receive certain payments through July 2003 in accordance with his employment agreement. Severance for Mr. Pratt in the amount of $614,000 is included in Severance and Other Termination Costs for the quarter ended June 30, 2002, of which $478,000 is included in accrued compensation and benefits on the balance sheet as of June 30, 2002.

      In accordance with the Transition Agreement, (i) all unexercised options granted to Mr. Pratt other than the 750,000 stock options to buy the Company's common stock, par value $.01 (the common stock) granted to Mr. Pratt in 2001, were forfeited and (ii) the term of the 750,000 stock options to buy the Company's common stock granted to Mr. Pratt in 2001 was extended through January 1, 2008. As a result, the intrinsic value of the stock options was re-measured on April 19, 2002, resulting in expense of approximately $277,000, which is included in Severance and Other Termination Costs for the quarter ended June 30, 2002. In addition, the Transition Agreement provides that upon exercise of the 2001 grant and disposition of such shares, the proceeds must be used to repay any remaining obligations under Mr. Pratt's term note to the Company.

      On July 14, 1999, Mr. Pratt acquired 750,000 shares of the Company's common stock at $3.91 per share, in exchange for a $2.9 million full recourse term note, bearing interest of 5.82% due July 14, 2004 (the term note). The shares were pledged as collateral for the term note, which Mr. Pratt personally guaranteed under the pledge agreement (the pledge agreement). During 2001, the term note and pledge agreement were amended to, among other things, (i) extend the maturity date to July 14, 2008 and (ii) provide for the substitution of collateral, whereby the 750,000 shares of the Company's common stock were released to Mr. Pratt in exchange for the pledge of 750,000 common units of Terrapin Partners Holding Company LLC (the LLC). In connection with the Transition Agreement, the term note was amended to, among other things, provide the Company with an option to declare all amounts outstanding under the term note due and payable within 10 business days of any date on which the fair market value of the Company's common stock equals or exceeds $3.91 per share. Additionally, the Transition Agreement provided that the Company and the LLC would take all necessary and desirable actions to nominate, recommend and with respect to the LLC, vote for, Mr. Pratt to be a member of the Board of Directors of the Company.

Other

During June 2002, a combined 19 positions were eliminated in our Managed IT Solutions segment and corporate headquarters. All 19 employees were given notice of termination prior to June 30, 2002. As a result, Severance and Other Termination Costs of approximately $448,000 was recognized for the quarter ended June 30, 2002, of which $344,000 is included in accrued compensation and benefits on the balance sheet as of June 30, 2002.

9. Prepaid Software Licenses

Write-Down of Prepaid Software Licenses

      In connection with a Value Added Industry Remarketer agreement with Siebel Systems, Inc. ("Siebel"), on August 31, 1999, the Company purchased software licenses in the amount of $5.1 million for resale to third parties. The software licenses were purchased with cash of $2.8 million, a future payment of $1.1 million and 228,800 shares of the Company's common stock.

      During 2001, the Company wrote-off the value of its entire investment in Siebel software licenses and filed suit against Siebel alleging breach of the implied duty of good faith and lack of fair dealing under these agreements.

Release of Prepaid Software Licenses Obligations

      On June 28, 2002, the Company and Siebel entered into a Settlement Agreement and Mutual Release in Full (the Release), effective June 30, 2002. In accordance with the Release, the parties provided each other with mutual releases and both parties acknowledge that the Siebel agreements are terminated, and that each party is released from any further performance, other than the Company was granted an 18 months license to continue to use those Siebel products currently installed on the Company's system. As such, 228,800 shares of the Company's common stock provided as consideration under the Siebel agreements were retired by the Company at the fair market value of the common stock on the effective date of the Release, resulting in a gain of $456,000, which is included in (Gain) Loss on Prepaid Software Licenses for the quarter ended June 30, 2002. In addition, the Company recognized a gain of approximately $1.1 million related to the reversal of liabilities for commitments to purchase software licenses under the Siebel agreements, net of legal and other costs to execute the Release of approximately $0.2 million, which is included in (Gain) Loss on Prepaid Software Licenses for the quarter ended June 30, 2002.

10. Recent Accounting Pronouncements

      In April 2002, the FASB issued Statement of Financial Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS 145 rescinds both SFAS 4 "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The Company does not believe SFAS 145 will have a material impact on our future earnings or financial position.

      In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" which is effective January 1, 2003. SFAS 146 nullifies Emerging Issues Tasks Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The Company is currently assessing, but has not yet determined, the impact of SFAS 146 on its financial position and results of operations.

11. Other

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

      The statements that are not historical facts contained in this Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to: dependence on key strategic and end-user customers, the ability to establish new strategic customer relationships, risks associated with fixed-price contracts, future financial results, the ability to sustain and manage growth, lower than expected revenue growth and pricing pressure from strategic and non-strategic customers, success in achieving marketing and sales goals and other business development initiatives, difficulties of investments in infrastructure, uncertainties relating to the difficulties of transacting on the Internet, potential changes in the prevailing technology away from outsourcing IT applications, the failure of the Company to make necessary enhancements or developments to its existing software products, possible deferral of revenue, profit and cash flow from any increase in per-member per-month and/or percentage-of-completion basis software sales in relation to total software sales, inability to successfully install healthcare software sold on a timely basis, competition in the industry, general economic conditions and level of information technology service spending, the possibility that strategic or end-user customers could invoke early termination clauses contained in the Company's long-term contracts, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the ability to successfully integrate recent acquisitions, the potential liability with respect to actions taken by its employees, ability to control and reduce costs of the business, risks associated with international sales including exposure to fluctuations between the U.S. dollar and other foreign currencies, and other risks described herein and in the Company's other Securities and Exchange Commission filings.

Overview

      We are a global provider of information technology services that address the enterprise-wide challenges of Fortune 1000 companies, mid-market organizations, health benefit organizations, and the public sector. The Company operates two business segments: Managed IT Solutions and Healthcare IT Solutions.

Critical Accounting Policies

See Management's Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-K for the year ended December 31, 2001 for a detailed discussion of our critical accounting policies.

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

Healthcare IT Solutions

            The Healthcare IT Solutions segment provides managed care software application solutions under software license agreements via its MC400 and EZ-CAP software solutions, which are sold on a per member, per month (PMPM) subscription basis or for a one-time perpetual license fee. Our MC400 software provides a comprehensive solution for healthcare benefit organizations (health maintenance organizations, indemnity insurance plans, physician hospital organizations, independent physician organizations and self-insured employer plans, among others). The MC400 system is web-enabled and provides over thirty modules that include claims processing, patient care management, eligibility, enrollment, utilization, internet connectivity, data warehousing, care management and web portals in one integrated system. We have over fifty MC400 installed sites and offer a viable solution that will meet the federal requirements of the Health Insurance Portability and Accountability Act (HIPAA). EZ-CAP is currently installed at approximately 200 clients and provides secure, web-enabled modules for authorizations, premium billing, capitation payment, data reconciliation, benefit administration, contract management, and health plan and member eligibility management. We recently released EZ-CAP 4.0, which operates on Microsoft SQL Server enterprise technology and permits the use of a central database to concurrently process information for multiple managed care companies.

            The Company recognizes software revenue under the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" (as amended by SOP No. 98-4 and SOP No. 98-9). Except as noted below, software license fees are recognized as revenue upon the customer's execution of a noncancelable license agreement and the Company's delivery of the software, provided that the fee is fixed and determinable, collectibility is probable, and no customization of the software is required. If customization of the software is required, revenues are recognized on the percentage-of-completion basis over the software implementation term (generally six to twelve months). Revenues are recognized from PMPM software license arrangements monthly over the term of the arrangement. As the healthcare industry and the needs of our customers become more complex, the number of license sales requiring customization could increase in the future. In addition, the Company is working to improve and upgrade its customer contracting and delivery process in order to strengthen controls over the software implementation schedule. These changes in the business process may further lead to more license sales being accounted for under the percentage of completion method.

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

Results of Operations

            The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                         Three months ended                             Six months ended
                                                               June 30,                                     June 30,
                                              --------------------------------------------------------------------------------------
     (in millions)                                     2002                  2001                  2002                  2001
                                              --------------------------------------------------------------------------------------
Revenues                                      $   43.0      100.0%  $   40.4      100.0%  $   83.3      100.0%  $   79.9      100.0%
Direct costs                                      35.5       82.6%      32.7       80.9%      68.3       82.0%      65.7       82.2%
(Gain) loss on prepaid software licenses          (1.4)      -3.3%       5.1       12.6%      (1.4)      -1.7%       5.1        6.4%
Selling, general and administrative expenses       6.8       15.8%       8.4       20.8%      13.7       16.4%      14.5       18.1%
Severance and other termination costs              1.3        3.0%        --        0.0%       1.3        1.6%        --        0.0%
                                              --------------------------------------------------------------------------------------
Income (loss) from operations                      0.8        1.9%      (5.8)     -14.4%       1.4        1.7%      (5.4)      -6.8%
Interest and other income, net                    (0.1)      -0.2%       0.1        0.2%      (0.2)      -0.2%       0.3        0.4%
                                              --------------------------------------------------------------------------------------
Income (loss) before income taxes                  0.7        1.6%      (5.7)     -14.1%       1.2        1.4%      (5.1)      -6.4%
Provision (benefit) for income taxes               0.3        0.7%      (2.4)      -5.9%       0.5        0.6%      (2.2)      -2.8%
                                              --------------------------------------------------------------------------------------
Net income (loss)                             $    0.4        0.9%  $   (3.3)      -8.2%  $    0.7        0.8%  $   (2.9)      -3.6%
                                              --------------------------------------------------------------------------------------

Comparison of the three and six month periods ended June 30, 2002 to the three and six month periods ended June 30, 2001.

Revenues

            Revenues increased $2.6 million or 6.4% to $43.0 million for the three months ended June 30, 2002, compared to $40.4 million for the same period in 2001. Revenues increased $3.4 million or 4.3% to $83.3 million for the six months ended June 30, 2002, compared to $79.9 million for the same period in 2001. The increase in revenue for both the three and six month periods was due to an increase in revenue in the Healthcare IT Solutions segment, partially offset by a decrease in revenue in the Managed IT Solutions segment.

            Revenues from the Healthcare IT Solutions segment increased $2.7 million or 68.6% to $6.7 million for the three months ended June 30, 2002, compared to $4.0 million for the same period in 2001. Revenues from the Healthcare IT Solutions segment increased $5.8 million or 82.2% to $12.9 million for the six months ended June 30, 2002, compared to $7.1 million for the same period in 2001. This increase in revenue was attributable to an increase in MC400 license revenue, stemming from both new contracts and from revenue recognized for implementation services under contracts signed in 2001. In addition, revenue from EZ-CAP, acquired in the third quarter of 2001, contributed to the increase.

            Revenues from the Managed IT Solutions segment decreased $0.1 million to $36.3 million for the three months ended June 30, 2002, compared to $36.4 million for the same period in 2001. Revenues from the Managed IT Solutions segment decreased $2.4 million to $70.4 million for the six months ended June 30, 2002, compared to $72.9 million for the same period in 2001. This decrease in revenues was due to lower revenues in the IT Infrastructure Solutions division partially offset by increases in revenues in the Application Solutions division.

            Revenues from IT Infrastructure Solutions decreased $3.3 million or 12.1% to $23.8 million for the three months ended June 30, 2002, compared to $27.1 million for the same period in 2001. Revenues from IT Infrastructure Solutions decreased $8.6 million or 15.8% to $46.1 million for the six months ended June 30, 2002, compared to $54.7 million for the same period in 2001. This decline was primarily due to decreases in Network and Desktop Management services and Professional Staffing Services revenues. The decline in Network and Desktop Management services revenues was due to in-sourcing of services by one customer, and lower pricing and service levels under its current contract requirements. The decrease in Professional Staffing Services revenues was due to continued softness in staffing requisitions from a strategic customer and by the decline in IT staff requisitions as a result of the slow down in the technology market. This softness is expected to continue into future periods. In fact, one strategic customer has indicated that they don't expect a significant increase in business until 2004. Additionally, the Managed IT Solutions segment has experienced and expects to continue to experience pricing and volume pressure from strategic customers due to an excess supply of IT professionals and soft market conditions, which is expected to be partially passed through to the Company's suppliers. The Company is attempting to diversify its customer base in its Managed IT Solutions segment, which is expected to partially mitigate reliance on strategic customers and diversify services.

Revenues from our Application Solutions division increased $3.1 million or 33.7% to $12.5 million for the three months ended June 30, 2002, compared to $9.3 million for the same period in 2001. Revenues from our Application Solutions division increased $6.2 million or 34.3% to $24.3 million for the six months ended June 30, 2002, compared to $18.1 million for the same period in 2001. This increase in revenues was due primarily to increased activity in the Application Support and Application Management businesses and attributable to a contract signed in 2001. Due to a lower than expected level of business transition from the customer of our customer, with whom the Company is a subcontractor, through mutual agreement with our customer, the statement of work under the contract signed in 2001 was terminated in July 2002. This termination is expected to result in a reduction of billable headcount by 15. In the short term this loss of revenue will be offset by an early termination settlement from the customer for the statement of work under the service agreement. In the long term we expect further opportunities to develop from our relationship with this customer. This division experienced an increase in billable headcount from 370 at June 30, 2001 to 557 at June 30, 2002. New contracts will have to be won for increases in billable headcount to continue. These increases were partially offset by decreases in Application Development/Integration revenue as a result of the absence of activity from certain money-losing businesses we exited in the last half of 2001.

Direct Costs

      Direct costs increased $2.8 million to $35.5 million for the three months ended June 30, 2002, compared to $32.7 million in the same period in 2001. Direct costs increased $2.6 million to $68.3 million for the six months ended June 30, 2002, compared to $65.7 million in the same period in 2001. Direct costs as a percentage of revenues increased to 83% for the three months ended June 30, 2002 as compared to 81% for the same period in 2001. Direct costs as a percentage of revenues were stable at 82% for the six months ended June 30, 2002 and 2001.

      For the three and six month periods ended June 30, 2002, improvements in profitability in the Managed IT Solutions segment were offset by a decline in profitability in the Healthcare IT Solutions segment.

      The Managed IT Solutions segment direct costs decreased $0.5 million to $29.8 million for the three months ended June 30, 2002, compared to $30.2 million for the same period in 2001. The Managed IT Solutions segment direct costs decreased $3.3 million to $57.8 million for the six months ended June 30, 2002, compared to $61.1 million for the same period in 2001. The decrease was due to the elimination of certain unprofitable business operations and a decrease in direct costs in the IT Infrastructure Solutions division partially offset by increases in the Application Solutions division. This decrease in direct costs in IT Infrastructure Solutions reflects the overall decrease in activity in the division as well as improvements in the management of direct labor expenses and savings from the reduction of overhead personnel. The increases in Application Solutions direct costs reflect the overall increase in business activity in the segment. The Application Solutions division gross profit increased to $4.6 million for the six months ended June 30, 2002 from $2.2 million for the same period in 2001. The improvement in profitability was the result of a more favorable mix in billable to non-billable headcount, and an overall increase in billable headcount (from 370 in June 2001 to 557 in June
2002) in the Application Support and Application Management practices.

      Healthcare IT Solutions' direct costs for the three months ended June 30, 2002 increased $3.3 million to $5.8 million, compared to $2.5 million for the same period in 2001. Healthcare IT Solutions' direct costs for the six months ended June 30, 2002 increased $5.9 million to $10.5 million, compared to $4.7 million for the same period in 2001. Healthcare IT Solutions' gross profit decreased to $1.0 million and $2.3 million from $1.5 million and $2.4 million for the three and six months ended June 30, 2002, respectively. The increase in direct costs for the three and six month periods were primarily the result of the purchase of EZ-CAP in the third quarter of 2001. The decrease in profitability for the three and six month periods was related to the expansion of the Healthcare IT Solutions management team and customer support services personnel to meet service and implementation requirements under new contracts.

(Gain) Loss on Prepaid Software Licenses

      In connection with a Value Added Industry Remarketer agreement with Siebel Systems, Inc. ("Siebel"), on August 31, 1999, the Company purchased software licenses in the amount of $5.1 million for resale to third parties. The software licenses were purchased with cash of $2.8 million, a future payment of $1.1 million, and 228,800 shares of the Company's common stock. During 2001, the Company wrote-off the value of its entire investment in Siebel software licenses and filed suit against Siebel alleging breach of the implied duty of good faith and lack of fair dealing under these agreements.

      On June 28, 2002, the Company and Siebel entered into a Settlement Agreement and Mutual Release in Full (the Release), effective June 30, 2002. In accordance with the Release, the parties provided each other with mutual releases and both parties acknowledge that the Siebel agreements are terminated, and that each party is released from any further performance other than the Company was granted an 18 months license to continue to use those Siebel products currently installed on the Company's system. As such, 228,800 shares of the Company's common stock provided as consideration under the Siebel agreements were retired by the Company at the fair market value of the common stock on the effective date of the Release, resulting in a gain of $456,000 during the quarter ended June 30, 2002. In addition, the Company recognized a gain of approximately $1.1 million related to the reversal of liabilities for commitments to purchase software licenses under the Siebel agreements, net of legal and other costs to execute the Release of approximately $0.2 million during the quarter ended June 30, 2002.

Selling, General and Administrative Expenses

      For the three months ended June 30, 2002 and 2001, selling, general and administrative expenses (SGA) were $6.7 million and $8.4 million, or 16% and 21% of revenues, respectively. For the six months ended June 30, 2002 and 2001, SGA was $13.7 million and $14.5 million, or 16% and 18% of revenues, respectively. The decrease in SGA for the three and six month periods ended June 30, 2002 was primarily the result of certain reserves and write-offs taken in the quarter ended June 30, 2001, totaling $1.7 million, which did not recur in 2002. For the three and six months ended June 30, 2002, absent the 2001 charges, SGA increased as savings from a company-wide effort to reduce costs, including the elimination of certain non-essential positions and a decrease in bonus expense, were offset by increases in SGA in the Healthcare IT Solutions segment as a result of an increase in management and staff to facilitate growth and the EZ-CAP acquisition.

Severance and Other Termination Costs

Gregory A. Pratt

      On April 19, 2002, Charles A. Leader succeeded Gregory A. Pratt as President and Chief Executive Officer. Mr. Pratt was named Vice Chairman of the Board of Directors of the Company. In his new role, Mr. Pratt will assume the responsibilities for merger and acquisition activity and corporate development.

      Effective April 19, 2002, the Company and Mr. Pratt entered into a Transition Agreement and General and Special Release (the Transition Agreement), which finalized the terms of his resignation and severance in accordance with his employment agreement. As part of the Transition Agreement, Mr. Pratt will continue to receive certain payments through July 2003 in accordance with his employment agreement. Severance for Mr. Pratt in the amount of $614,000 was recorded in the quarter ended June 30, 2002.

      In accordance with the Transition Agreement, (i) all unexercised options granted to Mr. Pratt other than the 750,000 stock options to buy the Company's common stock, par value $.01 (the common stock) granted to Mr. Pratt in 2001, were forfeited and (ii) the term of 750,000 stock options to buy the Company's common stock granted to Mr. Pratt in 2001 was extended through January 1, 2008. As a result, the intrinsic value of the 2001 stock options was re-measured on April 19, 2002, resulting in expense of approximately $277,000.

Other

During June 2002, a combined 19 positions were eliminated in our Managed IT Solutions segment and corporate headquarters. All 19 employees were given notice of termination prior to June 30, 2002. As a result, Severance and Other Termination Costs of approximately $448,000 was recognized for the quarter ended June 30, 2002. During July 2002, James A. Ungerleider was hired as President of our Managed IT Solutions segment. Mr. Ungerleider will manage all aspects of our Managed IT Solutions group including both the Application Solution and IT Infrastructure service offerings, reinforcing our strategy of cross-selling these services. The Company expects to incur additional Severance and Other Termination Costs during the third and fourth quarters of 2002 related to this management change.

Interest and Other Income and Provision for Income Taxes

      For the three and six months ended June 30, 2002, net interest and other income (expense) decreased to $(0.1) million and $(0.2) million, respectively, from $0.1 million and $0.3 million for the respective periods in 2001. The decrease was primarily due to lower interest rates on invested cash and an increase in interest expense related to the term loan used to finance the EZ-CAP acquisition. The Company's effective tax rate was 42.5% for the provision (benefit) for income taxes for the three and six months ended June 30, 2002 and 2001.

Liquidity and Capital Resources

      Cash and cash equivalents were $10.5 million as of June 30, 2002, versus $9.1 million as of December 31, 2001. Cash provided by operations was $5.0 million for the six months ended June 30, 2002 compared with cash provided by operations of $1.9 for the same period in 2001. The increase in cash provided by operations was primarily due to a decrease in accounts receivable and deferred income taxes.

      Cash provided by investing activities was $0.6 million, which was primarily a result of our receipt of payment in full of the note receivable from OAO Corporation, partially offset by cash used to purchase computers and office equipment.

      Financing activities used cash of $4.1 million in the six months ended June 30, 2002. This use of cash was primarily to fund the repurchase and retirement of our common stock under our stock repurchase program and payments on our term loan and capital lease obligations.

      The Company has a credit agreement with a bank that provides a $15 million revolving line of credit ("Revolver") and a $9 million term loan facility. The Revolver provides for a commitment fee of 0.375% to 0.500% of the unused balance and interest at the prime rate or, at the Company's option, at LIBOR plus a risk-adjusted premium. The Revolver matures on September 30, 2003. Draws under the Revolver in cash or letters of credit are limited to a formula driven borrowing base determined by the levels of certain receivables, as defined in the agreement. The agreement's term loan facility was drawn on in full to fund the EZ-CAP acquisition. There was $7,742,000 outstanding on the term loan at June 30, 2002, which bears interest at LIBOR plus a risk-adjusted premium, totaling 3.8% at June 30, 2002. The term loan facility matures on September 30, 2006 and is due in sixty equal monthly principal payments, plus interest. There were no borrowings outstanding under the Revolver as of June 30, 2002.

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

Recent Accounting Pronouncements

      In April 2002, the FASB issued Statement of Financial Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, SFAS 145 rescinds both SFAS 4 "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The Company does not believe SFAS 145 will have a material impact on our future earnings or financial position.

      In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" which is effective January 1, 2003. SFAS 146 nullifies Emerging Issues Tasks Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The Company is currently assessing, but has not yet determined, the impact SFAS 146 will have on its financial position and results of operations.

Item 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's primary market risk is foreign currency exposure and changing interest rates. We conduct business in foreign countries, primarily Canada and the United Kingdom. Foreign currency transaction gains and losses were not material to our results of operations during the three and six months ended June 30, 2002 or 2001. We believe our foreign currency risk is related primarily to the difference between amounts the Company receives and disburses in Canada in U.S. dollars from U.S. dollar denominated contracts. Our foreign currency risk will increase with the growth of our business. Our interest rate risk is related to the variable rate on amounts outstanding on our credit agreement. Amounts outstanding on the term loan bear interest at LIBOR plus a risk-adjusted premium, totaling 3.8% at June 30, 2002.

      On October 31, 2001 the Company, to comply with the terms of its credit agreement, entered into an interest rate swap agreement effectively converting the interest rate from variable to fixed on 63.33% of the principal amount outstanding on the term loan. The swap agreement is for a period of 4 years and fixes the variable portion of the interest rate on the term loan to 2.67% through October 2002, 4.09% through October 2003, 5.22% through 2004 and 5.72% through 2005. As of June 30, 2002, the notional amount of the term loan covered by the swap agreement was $5,000,000 and the market value of the swap was a liability of $92,000. The interest rate under this swap agreement, including the risk-adjusted premium, was 4.67% at June 30, 2002.

      Through June 30, 2002, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of potential adverse fluctuations in foreign currency exchange rates or interest rates, other than described herein; however, the Company periodically reviews its exposure to foreign currency and interest rate risk and may take action to limit its exposure if deemed appropriate.

PART II - OTHER INFORMATION

Item 4. Submission of Matters To a Vote of Security Holders

a) The Annual Meeting of Shareholders was held May 17, 2002 at the Willard Inter-Continental Hotel in Washington, DC.

b)    The following individuals were elected as directors at the Annual Meeting:

                                                 For            Withheld
John F. Lehman                               17,087,245         746,438
Cecile D. Barker                             17,044,036         789,647
Gregory A. Pratt                             17,044,895         788,788
Yvonne Brathwaite Burke                      17,070,879         762,804
Frank B. Foster, III                         17,080,808         752,875
Richard B. Lieb                              17,084,933         748,750
Louis F. Mintz                               17,078,813         754,870

c) Deloitte & Touche, LLP, independent accountants, were selected as independent auditors for the fiscal year ending December 31, 2002 by a vote of 17,755,279 for, 69,060 against and 9,344 abstentions.

      Approved the amended and restated OAO Technology Solutions, Inc. 1996 Equity Compensation Plan by a vote of 8,731,118 for, 1,310,584 against and 24,620 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Designation      Description
-----------      -----------

10.1 Transition Agreement and General and Special Release by and among OAO Technology Solutions, Inc. and Gregory A. Pratt.*

10.2 Third Amended and Restated Term Note by and among OAO Technology Solutions, Inc. and Gregory A. Pratt.*

10.3 Settlement Agreement and Mutual Release in Full by and among OAO Technology Solutions, Inc. and Siebel Systems, Inc.*

10.4 Employment Agreement by and among OAO Technology Solutions, Inc. and Charles A. Leader.*

10.5 Employment Agreement by and among OAO Technology Solutions, Inc. and James Ungerleider.*

10.6 Second Amendment to the Credit Agreement dated June 30, 1999 by and among OAO Technology Solutions, Inc. and its subsidiaries and Bank of America, N.A. (successor in interest to NationsBank, N.A.)*

*filed herewith.

(b)   Reports on Form 8-K

1) The Company filed a Form 8-K with the Commission on April 26, 2002 to report that on April 19, 2002 Gregory A. Pratt was named Vice Chairman of the Board of Directors and that Charles A. Leader succeeded Mr. Pratt as President and Chief Executive Officer.

2) The Company filed a Form 8-K with the Commission on May 1, 2002 to report that in connection with the periodic repurchase and retirement of our common stock, and the resulting reduction in common stock outstanding, as of April 17, 2002 Terrapin Partners Holding Company, LLC, our largest shareholder, beneficially owned approximately 50.1% of our outstanding voting securities (common stock).

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OAO Technology Solutions, Inc.
                                    (Registrant)


Date: August 14, 2002               By:  /s/ Charles A. Leader
                                       ---------------------------------------
                                       Charles A. Leader
                                       President and Chief Executive Officer


Date: August 14, 2002               By:  /s/   J. Jeffrey Fox
                                       ---------------------------------------
                                        J. Jeffrey Fox
                                        Senior Vice President of Finance and
                                        Chief Financial Officer