Form 10-Q
period 2002-09-30
OAO TECHNOLOGY SOLUTIONS INC
filed 2002-11-14
CIK 1043476

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |_| No |X|

      As of November 13, 2002, the registrant had outstanding 17,489,209 shares of its Common Stock, par value $0.01 per share.

                         OAO TECHNOLOGY SOLUTIONS, INC.

                 Quarterly Report on Form 10-Q for the Three and
                      Nine Months Ended September 30, 2002

                                      INDEX

                                                                  Page Reference
                                                                  --------------

COVER PAGE.....................................................................1

INDEX..........................................................................2

PART I - FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets (Unaudited) as of September 30,
         2002 and December 31, 2001 ...........................................3

         Condensed Consolidated Statements of Operations and Comprehensive
         (Loss) Income (Unaudited) for the Three and Nine Months Ended
         September 30, 2002 and 2001...........................................4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         for the Nine Months Ended September 30, 2002 and 2001.................5

         Notes to Condensed Consolidated Financial Statements (Unaudited)......6

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................12

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK...................................................19

Item 4.         CONTROLS AND PROCEDURES.......................................20

PART II - OTHER INFORMATION...................................................20

Item 6.       Exhibits and Reports on Form 8-K................................20

SIGNATURES....................................................................21

CERTIFICATIONS................................................................22

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

                         OAO TECHNOLOGY SOLUTIONS, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
               (in thousands, except share and per share amounts)

                                                                         September 30,   December 31,
                                                                         ----------------------------
                                                                             2002            2001
                                                                         ----------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $     10,659    $      9,060
    Accounts receivable, net                                                   31,428          36,602
    Note receivable, OAO Corporation                                               --           1,714
    Deferred income taxes                                                       4,141           4,040
    Income tax receivable                                                       1,975             358
    Other current assets                                                        1,980           1,305
                                                                         ----------------------------
      Total current assets                                                     50,183          53,079
Property and equipment, net                                                     5,072           5,220
Purchased and developed software for sale, net                                  1,141           1,737
Deposits and other assets                                                       1,668           1,355
Deferred income taxes                                                              --             898
Intangible assets, net                                                         11,800          12,268
                                                                         ----------------------------
      Total assets                                                       $     69,864    $     74,557
                                                                         ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Term loan, current portion                                           $      1,800    $      1,800
    Accounts payable                                                            8,201           6,893
    Accrued expenses                                                            4,939           5,108
    Accrued compensation and benefits                                           8,740          10,513
    Income tax payable                                                            677             460
    Unearned revenue                                                            3,159           2,022
    Current portion of capital lease obligations                                  583             959
                                                                         ----------------------------
      Total current liabilities                                                28,099          27,755

Capital lease obligations, net of current portion and other                     1,586           1,644
Term loan, net of current portion                                               5,457           6,753

Shareholders' equity:
    Preferred stock, par $.01 per share, 10,000,000 shares authorized;
      none issued and outstanding                                                  --              --
    Common stock, par $.01 per share, 50,000,000 shares authorized;
      17,476,709 and 18,702,710 shares issued and outstanding
      as of September 30, 2002 and December 31, 2001, respectively                175             187
    Additional paid-in capital                                                 38,751          41,703
    Accumulated other comprehensive net loss                                     (912)           (848)
    Shareholder receivable                                                     (2,933)         (2,933)
    Retained (deficit) earnings                                                  (359)            296
                                                                         ----------------------------
      Total shareholders' equity                                               34,722          38,405
                                                                         ----------------------------
      Total liabilities and shareholders' equity                         $     69,864    $     74,557
                                                                         ============================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                    Three months ended         Nine months ended
                                                       September 30,             September 30,
                                                  ------------------------------------------------
                                                    2002          2001        2002          2001
                                                  ------------------------------------------------
Revenues                                          $  40,490    $  40,331    $ 123,790    $ 120,226
Direct costs                                         34,260       32,234      102,585       97,975
(Gain) loss on prepaid software licenses                 --           --       (1,418)       5,085
                                                  ------------------------------------------------
                                                      6,230        8,097       22,623       17,166
Selling, general and administrative expenses          7,766        6,842       21,431       21,338
Severance and other termination costs                   696           --        2,035           --
                                                  ------------------------------------------------
(Loss) income from operations                        (2,232)       1,255         (843)      (4,172)
Interest income                                          34          151           65          524
Interest expense                                       (135)         (74)        (359)        (106)
                                                  ------------------------------------------------
(Loss) income before income taxes                    (2,333)       1,332       (1,137)      (3,754)
(Benefit) provision for income taxes                   (982)         566         (482)      (1,595)
                                                  ------------------------------------------------
Net (loss) income                                    (1,351)         766         (655)      (2,159)
Other comprehensive (loss) income:
    Net change in fair value of cash flow hedge        (115)          --         (204)          --
    Foreign currency translation adjustment             114         (148)         140           33
                                                  ------------------------------------------------
Comprehensive (loss) income                       $  (1,352)   $     618    $    (719)   $  (2,126)
                                                  ================================================

Net (loss) income per common share:
    Basic                                         $   (0.08)   $    0.04    $   (0.04)   $   (0.12)
                                                  ================================================
    Diluted                                       $   (0.08)   $    0.04    $   (0.04)   $   (0.12)
                                                  ================================================

Weighted average number of shares outstanding:
    Basic                                            17,473       18,541       17,885       18,312
                                                  ================================================
    Diluted                                          17,473       18,559       17,885       18,312
                                                  ================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine months ended
                                                                      September 30,
                                                                  --------------------
                                                                    2002        2001
                                                                  --------------------
Cash Flows from Operating Activities:
    Net loss                                                      $   (655)   $ (2,159)
    Adjustment to reconcile net loss to net
      cash provided by operating activities:
      (Gain) loss on prepaid software licenses                      (1,418)      5,085
      Severance and other termination costs                            277          --
      Depreciation and amortization                                  3,043       3,061
      Deferred income taxes                                            797          --
    Change in assets and liabilities:
      Accounts receivable                                            5,174      (2,217)
      Other current assets and income tax receivable                (2,292)     (3,905)
      Deposits and other assets                                       (313)       (265)
      Accounts payable                                               1,308       2,485
      Accrued expenses and accrued compensation and benefits          (982)      2,374
      Income tax payable                                               217         878
      Unearned revenue                                               1,137        (568)
      Other long-term liabilities                                      234          --
                                                                  --------------------
         Net cash provided by operating activities                   6,527       4,769
                                                                  --------------------

Cash Flows from Investing Activities:
    Purchase of business                                                --      (9,037)
    Proceeds from repayment of note receivable, OAO Corporation      1,714          --
    Expenditures for property and equipment                         (1,831)     (1,464)
                                                                  --------------------
        Net cash used in investing activities                         (117)    (10,501)
                                                                  --------------------

Cash Flows from Financing Activities:
    Net repayments under revolving credit agreement                     --      (6,000)
    Repurchase of common stock                                      (3,156)         --
    Proceeds from term loan                                             --       9,000
    Payments on term loan                                           (1,500)         --
    Deferred financing costs                                            --        (136)
    Proceeds from sale of common stock                                 373         429
    Proceeds from sale-leaseback transactions                           --         312
    Payments on capital lease obligations                             (668)       (517)
                                                                  --------------------
         Net cash used in financing activities                      (4,951)      3,088
                                                                  --------------------
Effect of exchange rate changes on cash                                140         (95)
                                                                  --------------------
Net increase (decrease) in cash and cash equivalents                 1,599      (2,739)
Cash and cash equivalents, beginning of period                       9,060      11,779
                                                                  --------------------
Cash and cash equivalents, end of period                          $ 10,659    $  9,040
                                                                  ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         OAO TECHNOLOGY SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Organization and Basis of Presentation

      OAO Technology Solutions, Inc. ("the Company" or "OAOT") provides managed IT services as a partner to global outsourcers, major corporations, and select government agencies. The Company began its operations in 1993 as a division of OAO Corporation, was incorporated in March 1996 and was spun off from OAO Corporation in April 1996. The Company operates two business segments: Managed IT Solutions and Healthcare IT Solutions.

      The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2001 and the Company's other filings with the SEC. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

      Revenues from per member, per month (PMPM) software license arrangements are recognized monthly over the term of the arrangement. Revenues from software maintenance contracts are recognized ratably over the maintenance period based upon their vendor specific objective evidence of fair value. Revenues from consulting and training services are recognized on a time-and-materials basis as services are performed. Amounts received in advance of the delivery of software or the performance of services are classified as unearned revenue on the consolidated balance sheets.

3.    Earnings Per Share

      Basic earnings per share has been calculated as net earnings divided by basic weighted-average common shares outstanding. Diluted earnings per share has been computed as net earnings divided by weighted-average common shares outstanding, and, when dilutive, potential common shares from options to purchase common stock using the treasury stock method. The dilutive effect of shares issuable upon exercise of stock options totaling 17,665 were included in the calculation of diluted earnings per share for the three months ended September 30, 2001. The dilutive effect of shares issuable upon exercise of stock options has been excluded from the diluted earnings per share calculation for all other periods presented, as inclusion of such shares would be anti-dilutive.

4.    Segment Information

      The Company operates two business segments: Managed IT Solutions and Healthcare IT Solutions.

      The Managed IT Solutions segment, consisting of our Application Solutions and IT Infrastructure Solutions businesses, provides application management, enterprise systems management and desktop management services encompassing network and systems design, software solutions, integration, and management of large-scale data-center environments, which includes on-site and remote network systems management. In addition, we offer information technology personnel that are utilized to augment short or indefinite term engagement requirements.

      The Healthcare IT Solutions segment provides proprietary software products and business solutions for healthcare organizations. The segment provides full service solutions via its proprietary MC400 software on a one-time license or PMPM basis and via its EZ-CAP software. Our integrated services include customer service, installation, training and ongoing support.

      The Company evaluates the performance of each segment based on segment revenues and gross profit. Segment gross profit includes only direct costs. Corporate selling, general and administrative expenses, net interest expense, and other income and expenses are not allocated to segments.

Summary information by segment is as follows (in thousands):

                                                         Three months ended       Nine months ended
                                                           September 30,            September 30,
                                                       -----------------------------------------------
                                                         2002          2001       2002          2001
                                                       -----------------------------------------------
MANAGED IT SOLUTIONS
    Revenues                                           $  35,985    $  35,719   $ 106,409    $ 108,547
    Gross profit                                           7,842        6,823      21,907       13,494
HEALTHCARE IT SOLUTIONS
    Revenues                                               4,505        4,612      17,381       11,679
    Gross (loss) profit                                   (1,612)       1,274         716        3,672
TOTALS
    Revenues                                              40,490       40,331     123,790      120,226
    Gross profit                                           6,230        8,097      22,623       17,166
    Selling, general and administrative expenses           7,766        6,842      21,431       21,338
    Severance and other termination costs                    696           --       2,035           --
                                                       -----------------------------------------------
Total consolidated (loss) income from operations          (2,232)       1,255        (843)      (4,172)
    Interest and other (expense) income, net                (101)          77        (294)         418
                                                       -----------------------------------------------
Total consolidated (loss) income before income taxes   $  (2,333)   $   1,332   $  (1,137)   $  (3,754)
                                                       ===============================================

5.    Intangible Assets

      The Company's intangible assets consisted of the following as of (in thousands):

                                  September 30,  December 31,
                                      2002          2001
                                  ---------------------------
Goodwill                            $  8,588      $  8,588

Software                               1,800         1,800
Customer list                          2,100         2,100
Less accumulated amortization           (688)         (220)
                                    ----------------------
    Identifiable intangibles, net      3,212         3,680

                                    ----------------------
Intangible assets, net              $ 11,800      $ 12,268
                                    ======================

      Software and customer list are amortized on a straight-line basis over their estimated useful lives of 5 and 7 years, respectively. The software and customer list amortization is recognized in our Healthcare IT Solutions segment. Amortization expense for the software and customer list was $162,000 and $468,000 for the three and nine months ended September 30, 2002. Aggregate amortization expense related to the software and customer list is expected to be $660,000 per year through 2005, $540,000 in 2006, and $300,000 in 2007.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which we adopted effective January 1, 2002. In accordance with SFAS 142, the Company discontinued amortization of goodwill on January 1, 2002. The Company tests goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the required impairment tests as of January 1, 2002 and determined that no impairment existed as of that date. The Company plans to perform the required annual test on October 1 of each year, beginning in 2002.

      The following table adjusts reported net income and earnings per share for the three and nine months ended September 30, 2001 to exclude goodwill amortization (in thousands, except per share amounts):

                                                 Three months ended   Nine months ended
                                                 September 30, 2001   September 30, 2001
                                                 ---------------------------------------
Reported net income (loss)                          $         766         $      (2,159)
Add:  goodwill amortization, net of tax effect                120                   372
                                                 ---------------------------------------
Adjusted net income (loss)                          $         886         $      (1,787)
                                                 =======================================

Reported basic and diluted earnings per share       $        0.04         $       (0.12)
                                                 =======================================
Add:  goodwill amortization, net of tax effect      $        0.01         $        0.02
                                                 =======================================
Adjusted earnings per share, basic and diluted      $        0.05         $       (0.10)
                                                 =======================================

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

      Effective April 19, 2002, the Company and Mr. Pratt entered into a Transition Agreement and General and Special Release (the Transition Agreement), which finalized the terms of his resignation and severance in accordance with his employment agreement. As part of the Transition Agreement, Mr. Pratt will continue to receive certain payments through July 2003 in accordance with his employment agreement. Severance for Mr. Pratt in the amount of $614,000 is included in Severance and Other Termination Costs for the nine months ended September 30, 2002, of which $379,000 is included in accrued compensation and benefits on the balance sheet as of September 30, 2002.

      In accordance with the Transition Agreement, (i) all unexercised options granted to Mr. Pratt other than the 750,000 stock options to buy the Company's common stock, par value $.01 (the common stock) granted to Mr. Pratt in 2001, were forfeited and (ii) the term of the 750,000 stock options to buy the Company's common stock granted to Mr. Pratt in 2001 was extended through January 1, 2008. As a result, the intrinsic value of the stock options was re-measured on April 19, 2002, resulting in expense of approximately $277,000, which is included in Severance and Other Termination Costs for the nine months ended September 30, 2002. In addition, the Transition Agreement provides that upon exercise of the 2001 grant and disposition of such shares, the proceeds must be used to repay any remaining obligations under Mr. Pratt's term note to the Company.

Other

During June 2002, a combined 19 positions were eliminated in our Managed IT Solutions segment and corporate headquarters. All 19 employees were terminated prior to June 30, 2002. As a result, Severance and Other Termination Costs of approximately $448,000 was recognized for the nine months ended September 30, 2002.

During the three months ended September 30, 2002, an additional 11 positions were eliminated in our Managed IT Solutions segment. All 11 employees were terminated prior to September 30, 2002. As a result, Severance and Other Termination Costs of approximately $546,000 was recognized during the three months ended September 30, 2002. As a result of these cost cutting measures, certain office space was vacated during the third quarter. Lease termination fees of approximately $150,000 were incurred and are included in Severance and Other Termination Costs during the three months ended September 30, 2002.

Approximately $728,000 of these Severance and Other Termination Costs are included in accrued compensation and benefits on the balance sheet as of September 30, 2002.

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

Release of Prepaid Software Licenses Obligations

      On June 28, 2002, the Company and Siebel entered into a Settlement Agreement and Mutual Release in Full (the Release), effective June 30, 2002. In accordance with the Release, the parties provided each other with mutual releases and both parties acknowledge that the Siebel agreements are terminated, and that each party is released from any further performance, other than the Company was granted an 18-month license to continue to use those Siebel products currently installed on the Company's system. As such, 228,800 shares of the Company's common stock provided as consideration under the Siebel agreements were retired by the Company at the fair market value of the common stock on the effective date of the Release, resulting in a gain of $456,000, which is included in (Gain) Loss on Prepaid Software Licenses for the nine months ended September 30, 2002. In addition, the Company recognized a gain of approximately $1.1 million related to the reversal of liabilities for commitments to purchase software licenses under the Siebel agreements, net of legal and other costs to execute the Release of approximately $0.2 million, which is included in (Gain) Loss on Prepaid Software Licenses for the nine months ended September 30, 2002.

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

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" which is effective January 1, 2003. SFAS 146 nullifies Emerging Issues Tasks Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. This statement is effective for disposal activities initiated after December 31, 2002. The Company's adoption of FAS 146 on January 1, 2003 is not expected to have a material impact on the Company's financial condition or results of operations.

11.   Credit Agreement

      The Company has a credit agreement with a bank that provides a $15 million revolving line of credit ("Revolver") and a $9 million term loan facility. The Revolver provides for a commitment fee of 0.375% to 0.500% of the unused balance and interest at the prime rate or, at the Company's option, at LIBOR plus a risk-adjusted premium. The Revolver matures on September 30, 2003. Draws under the Revolver in cash or letters of credit are limited to a formula driven borrowing base determined by the levels of certain receivables, as defined in the agreement. The agreement's term loan facility was drawn on in full to fund the EZ-CAP acquisition. There was $7,257,000 outstanding on the term loan at September 30, 2002, which bears interest at LIBOR plus a risk-adjusted premium, totaling 3.8% at September 30, 2002. The term loan facility matures on September 30, 2006 and is due in sixty equal monthly principal payments, plus interest. There were no borrowings outstanding and there was approximately $5,000,000 of borrowing capacity available under the Revolver as of September 30, 2002. As of September 30, 2002, the Company failed to meet the minimum fixed charge coverage requirement of the credit agreement. The counterparty to this credit agreement has waived this violation.

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

Overview

      We provide managed IT services as a partner to global outsourcers, major corporations, and select government agencies. The Company operates two business segments: Managed IT Solutions and Healthcare IT Solutions.

Critical Accounting Policies

See Management's Discussion and Analysis of Financial Condition and Results of Operations on our Form 10-K for the year ended December 31, 2001 for a discussion of our critical accounting policies.

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

IT Infrastructure Solutions

      Our IT Infrastructure Solutions service offerings include Network and Desktop Management Services (NDMS), Data Center Management (DCM) and Professional Staffing Services. NDMS and DCM provide network and systems design, integration, and management of large-scale environments linking multiple technologies, operating systems, protocols and geographic areas. We manage enterprise systems and provide desktop management services, which include on-site and remote network systems management. These services are provided, generally under long-term fixed-price contracts, as either part of an IT outsourcing team with its strategic customers to a wide range of end users or directly to Fortune 1000 customers and select government agencies. Our strategic partners and customers include IBM and Hewlett-Packard (formerly Compaq). In 2000, our data center management contract with a strategic customer was renewed for ten years. Management believes that revenues from this contract may increase over the term of the contract; however, there is no assurance that revenues from this contract will increase or continue at historic revenue and profitability levels. Professional Staffing Services offers technology personnel, primarily on a time-and-materials basis, that are regularly utilized within engagements to meet short or indefinite term requirements. There are also instances where an engagement has started on a time-and-materials basis and evolved to a fixed-price basis, as the requirements became sufficiently defined. The Professional Staffing Services business is concentrated within one strategic customer; however, we have expanded our customer base and will continue to focus on expanding our customer base in the future.

Healthcare IT Solutions

      The Healthcare IT Solutions segment provides managed care software application solutions under software license agreements via its MC400 and EZ-CAP software solutions, which are sold on a per member, per month (PMPM) subscription basis, on a PMPM basis in an Application Service Provider model or for a one-time perpetual license fee. Our MC400 software provides a comprehensive solution for healthcare benefit organizations (health maintenance organizations, indemnity insurance plans, physician hospital organizations, independent physician organizations and self-insured employer plans, among others). The MC400 system is web-enabled and provides over thirty modules that include claims processing, patient care management, eligibility, enrollment, utilization, internet connectivity, data warehousing, care management and web portals in one integrated system. We have over fifty MC400 installed sites. EZ-CAP is currently installed at approximately 150 clients and provides secure, web-enabled modules for authorizations, premium billing, capitation payment, data reconciliation, benefit administration, contract management, and health plan and member eligibility management. The HealthCare IT solutions segment has not met certain obligations under some of its customer agreements relating to requirements to implement the software within certain time frames and therefore it may be required to grant consideration to such customers for such delays. Currently, we do not anticipate granting significant consideration to such customers. The Healthcare IT Solutions segment is working with its customers to allow them to meet the federal requirements of the Health Insurance Portability and Accountability Act (HIPAA) but can offer no assurances that it will be able to meet such requirements.

      The Company recognizes software revenue under the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" (as amended by SOP No. 98-4 and SOP No. 98-9). Except as noted below, software license fees are recognized as revenue upon the customer's execution of a noncancelable license agreement and the Company's delivery of the software, provided that the fee is fixed and determinable, collectibility is probable, and no customization of the software is required. If customization of the software is required, revenues are recognized on the percentage-of-completion basis over the software implementation term (generally six to twelve months). Revenues from PMPM software license arrangements are recognized monthly over the term of the arrangement. As the healthcare industry and the needs of our customers become more complex, the number of license sales requiring customization could increase in the future. In addition, the Company is working to improve and upgrade its customer contracting and delivery process in order to strengthen controls over the software implementation schedule. These changes in the business process may further lead to more license sales being accounted for under the percentage-of-completion method.

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

Results of Operations

      The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

                                                        Three months ended                     Nine months ended
                                                           September 30,                         September 30,
                                               --------------------------------------------------------------------------
     (in millions)                                    2002               2001               2002               2001
                                               --------------------------------------------------------------------------
Revenues                                       $ 40.5     100.0%   $ 40.3    100.0%   $123.8     100.0%  $120.2     100.0%
Direct costs                                     34.3      84.7%     32.2     79.9%    102.6      82.9%    98.0      81.5%
(Gain) loss on prepaid software licenses           --       0.0%       --      0.0%     (1.4)     -1.1%     5.1       4.2%
Selling, general and administrative expenses      7.8      19.3%      6.8     16.9%     21.4      17.3%    21.3      17.7%
Severance and other termination costs             0.7       1.7%       --      0.0%      2.0       1.6%      --       0.0%
                                               --------------------------------------------------------------------------
(Loss) income from operations                    (2.3)     -5.7%      1.3      3.2%     (0.8)     -0.6%    (4.2)     -3.5%
Interest and other income, net                   (0.1)     -0.2%      0.1      0.2%     (0.3)     -0.2%     0.4       0.3%
                                               --------------------------------------------------------------------------
(Loss) income before income taxes                (2.4)     -5.9%      1.4      3.5%     (1.1)     -0.9%    (3.8)     -3.2%
(Benefit) Provision for income taxes             (1.0)     -2.5%      0.6      1.5%     (0.5)     -0.4%    (1.6)     -1.3%
                                               --------------------------------------------------------------------------
Net (loss) income                              $ (1.4)     -3.5%   $  0.8      2.0%   $ (0.6)     -0.5%  $ (2.2)     -1.8%
                                               --------------------------------------------------------------------------

Comparison of the three and nine month periods ended September 30, 2002 to the three and nine month periods ended September 30, 2001

Revenues

      Revenues increased $0.2 million to $40.5 million for the three months ended September 30, 2002 (the "three month period"), compared to $40.3 million for the same period in 2001. Revenues increased $3.6 million or 3.0% to $123.8 million for the nine months ended September 30, 2002 (the "nine month period"), compared to $120.2 million for the same period in 2001. For the three month period, revenue growth in the Managed IT Solutions segment was offset by a decline in revenue in the Healthcare IT Solutions segment. The increase in revenue for the nine month period was due to an increase in revenue in the Healthcare IT Solutions segment, partially offset by a decrease in revenue in the Managed IT Solutions segment.

      Revenues from the Healthcare IT Solutions segment decreased $0.1 million or 2.3% to $4.5 million for the three months ended September 30, 2002, compared to $4.6 million for the same period in 2001. Revenues from the Healthcare IT Solutions segment increased $5.7 million or 48.8% to $17.4 million for the nine months ended September 30, 2002, compared to $11.7 million for the same period in 2001. The slight decrease in revenues for the three month period was attributable to a decline in MC 400 license revenue, partially offset by increases related to EZ-CAP, implementation and PMPM revenues. The increase in revenue during the nine month period was attributable to an increase in MC400 license revenue, stemming from both new contracts and from revenue recognized for implementation services under contracts signed in 2001. In addition, revenue from EZ-CAP, acquired in the third quarter of 2001, contributed to the increase.

      Revenues from the Managed IT Solutions segment increased $0.3 million to $36.0 million for the three months ended September 30, 2002, compared to $35.7 million for the same period in 2001. Revenues from the Managed IT Solutions segment decreased $2.1 million to $106.4 million for the nine months ended September 30, 2002, compared to $108.5 million for the same period in 2001. The increase in revenues for the three month period was due to an increase in the Application Solutions division, mostly offset by a decrease in the IT Infrastructure

Solutions division. The decrease in revenues in the nine month period was due to lower revenues in the IT Infrastructure Solutions division partially offset by increases in revenues in the Application Solutions division.

      Revenues from the IT Infrastructure Solutions division decreased $2.7 million or 11.0% to $22.1 million for the three months ended September 30, 2002, compared to $24.8 million for the same period in 2001. Revenues from IT Infrastructure Solutions decreased $11.4 million or 14.3% to $68.2 million for the nine months ended September 30, 2002, compared to $79.6 million for the same period in 2001. This decline was primarily due to decreases in Network and Desktop Management services and Professional Staffing Services revenues, partially offset by revenues growth in our European business. The decline in Network and Desktop Management services revenues was due to in-sourcing of services by one customer, and lower pricing and service levels under its current contract requirements. The decrease in Professional Staffing Services revenues was due to continued softness in staffing requisitions from a strategic customer and by the decline in IT staff requisitions as a result of the slow down in the technology market. This softness is expected to continue into future periods. In fact, one strategic customer has indicated that they do not expect a significant increase in business until 2004. Additionally, the Managed IT Solutions segment has experienced and expects to continue to experience pricing and volume pressure from strategic customers due to an excess supply of IT professionals and soft market conditions, which is expected to be partially passed through to the Company's suppliers. The Company is attempting to diversify its customer base in its Managed IT Solutions segment, which is expected to partially mitigate reliance on strategic customers and diversify services.

Revenues from our Application Solutions division increased $3.0 million or 27.6% to $13.9 million for the three months ended September 30, 2002, compared to $10.9 million for the same period in 2001. Revenues from our Application Solutions division increased $9.2 million or 31.8% to $38.2 million for the nine months ended September 30, 2002, compared to $29.0 million for the same period in 2001. This increase in revenues was due primarily to increased activity in the Application Support and Application Management businesses and attributable to a contract signed in 2001. Due to a lower than expected level of business transition from the end customer, through mutual agreement with our customer, the statement of work under the contract signed in 2001 was terminated in July 2002. This termination is expected to result in a reduction of billable headcount by 15. In the short term this loss of revenues was offset by an early termination settlement from the customer for the statement of work under the service agreement. In the long term we expect further opportunities to develop from our relationship with this customer. This division experienced an increase in billable headcount from 447 at September 30, 2001 to 548 at September 30, 2002. Our strategic customer in this division can add or delete headcount under our agreement based on the end customer's needs and other contract terms. We currently anticipate a reduction in headcount during the fourth quarter of 2002, and possible reductions in early 2003. New contracts will have to be won for increases in billable headcount to continue. These revenue increases were partially offset by decreases in Application Development/Integration revenue as a result of the absence of activity from certain money-losing businesses we exited in the last half of 2001.

Direct Costs

      Direct costs increased $2.1 million to $34.3 million for the three months ended September 30, 2002, compared to $32.2 million in the same period in 2001. Direct costs increased $4.6 million to $102.6 million for the nine months ended September 30, 2002, compared to $98.0 million in the same period in 2001. Direct costs as a percentage of revenues increased to 85% for the three months ended September 30, 2002 as compared to 80% for the same period in 2001. Direct costs as a percentage of revenues increased to 83% for the nine months ended September 30, 2002 as compared to 81% for the same period in 2001.

      For the three and nine month periods ended September 30, 2002, improvements in profitability in the Managed IT Solutions segment were offset by a decline in profitability in the Healthcare IT Solutions segment.

      The Managed IT Solutions segment direct costs decreased $0.8 million to $28.1 million for the three months ended September 30, 2002, compared to $28.9 million for the same period in 2001. The Managed IT Solutions segment direct costs decreased $4.0 million to $85.9 million for the nine months ended September 30, 2002, compared to $89.9 million for the same period in 2001. The decrease was due to the elimination of certain unprofitable business operations and a decrease in direct costs in the IT Infrastructure Solutions division partially offset by increases in the Application Solutions division. This decrease in direct costs in IT Infrastructure Solutions reflects the overall decrease in activity in the division as well as improvements in the management of direct labor expenses and savings from the reduction of overhead personnel. The increases in Application Solutions direct costs reflect the overall increase in business activity in the segment. The Application Solutions division gross profit increased to $8.7 million for the nine months ended September 30, 2002 from $4.3 million for the same period in 2001. The improvement in profitability was the result of a more favorable mix in billable to non-billable headcount, and an overall increase in billable headcount (from 447 in September 2001 to 548 in September 2002) in the Application Support and Application Management practices.

      Healthcare IT Solutions' direct costs for the three months ended September 30, 2002 increased $2.8 million to $6.1 million, compared to $3.3 million for the same period in 2001. Healthcare IT Solutions' direct costs for the nine months ended September 30, 2002 increased $8.7 million to $16.7 million, compared to $8.0 million for the same period in 2001. The increase in direct costs for the three and nine month periods were primarily the result of increased expenses for consultants and customer support personnel to fulfill software implementation commitments. We anticipate completion of several implementations by the end of the year, which will enable us to provide ongoing implementation services in a more timely and cost effective manner. In addition, the purchase of EZ-CAP in the third quarter of 2001 and the expansion of the Healthcare IT Solutions management team contributed to the increase.

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

      On June 28, 2002, the Company and Siebel entered into a Settlement Agreement and Mutual Release in Full (the Release), effective June 30, 2002. In accordance with the Release, the parties provided each other with mutual releases and both parties acknowledge that the Siebel agreements are terminated, and that each party is released from any further performance other than the Company was granted an 18-month license to continue to use those Siebel products currently installed on the Company's system. As such, 228,800 shares of the Company's common stock provided as consideration under the Siebel agreements were retired by the Company at the fair market value of the common stock on the effective date of the Release, resulting in a gain of $456,000 during the nine months ended September 30, 2002. In addition, the Company recognized a gain of approximately $1.1 million related to the reversal of liabilities for commitments to purchase software licenses under the Siebel agreements, net of legal and other costs to execute the Release of approximately $0.2 million during the nine months ended September 30, 2002.

Selling, General and Administrative Expenses

      For the three months ended September 30, 2002 and 2001, selling, general and administrative expenses (SGA) were $7.8 million and $6.8 million, or 19% and 17% of revenues, respectively. For the nine months ended September 30, 2002 and 2001, SGA was $21.4 million and $21.3 million, or 17% and 18% of revenues, respectively. For the three month period SGA increased as savings from a Company-wide effort to reduce costs, including the elimination of certain non-essential positions, were offset by increases in SGA in the Healthcare IT Solutions segment as a result of an increase in management and staff to facilitate growth and the EZ-CAP acquisition. During the nine month period ended September 30, 2001, the write down of certain receivables and advances were included in SGA, totaling $1.7 million, which did not recur in 2002. Absent these write downs, SGA for the nine month period increased $1.8 million. This increase in SGA is primarily due to increases in SGA in the Healthcare IT Solutions segment as a result of an increase in management and staff to facilitate growth and the EZ-CAP acquisition. In addition, we have added sales and contract support staff in our Public Sector business as we continue to pursue new contracts in the Federal IT market.

Severance and Other Termination Costs

Gregory A. Pratt

      On April 19, 2002, Charles A. Leader succeeded Gregory A. Pratt as President and Chief Executive Officer. Mr. Pratt was named Vice Chairman of the Board of Directors of the Company. In his new role, Mr. Pratt will assume the responsibilities for merger and acquisition activity and corporate development.

      Effective April 19, 2002, the Company and Mr. Pratt entered into a Transition Agreement and General and Special Release (the Transition Agreement), which finalized the terms of his resignation and severance in accordance with his employment agreement. As part of the Transition Agreement, Mr. Pratt will continue to receive certain payments through July 2003 in accordance with his employment agreement. Accordingly, severance for Mr. Pratt in the amount of $614,000 was recorded during the nine months ended September 30, 2002.

      In accordance with the Transition Agreement, (i) all unexercised options granted to Mr. Pratt other than the 750,000 stock options to buy the Company's common stock, par value $.01 (the common stock) granted to Mr. Pratt in 2001, were forfeited and (ii) the term of 750,000 stock options to buy the Company's common stock granted to Mr. Pratt in 2001 was extended through January 1, 2008. As a result, the intrinsic value of the 2001 stock options was re-measured on April 19, 2002, resulting in expense of approximately $277,000 during the nine months ended September 30, 2002.

Other

      During June 2002, a combined 19 positions were eliminated in our Managed IT Solutions segment and corporate headquarters. All 19 employees were terminated prior to June 30, 2002. As a result, Severance and Other Termination Costs of approximately $448,000 was recognized in the nine months ended September 30, 2002.

      During the three months ended September 30, 2002, an additional 11 positions were eliminated in our Managed IT Solutions segment. All 11 employees were terminated prior to September 30, 2002. As a result, Severance and Other Termination Costs of approximately $546,000 was recognized in the three month period. As a result of these cost cutting measures, certain office space was vacated during the third quarter. Lease termination fees of approximately $150,000 were incurred and recorded in Severance and Other Termination Costs during the three month period.

      The Company expects to incur additional Severance and Other Termination Costs during the fourth quarter of 2002 related to measures to streamline our Healthcare IT Solutions business.

Interest and Other Income and Provision for Income Taxes

      For the three and nine months ended September 30, 2002, net interest and other income (expense) decreased to $(0.1) million and $(0.3) million, respectively, from $0.1 million and $0.4 million for the respective periods in 2001. The decrease was primarily due to lower interest rates on invested cash and an increase in interest expense related to the term loan used to finance the EZ-CAP acquisition. The Company's effective tax rate was approximately 42.5% for the benefit for income taxes for the three and nine months ended September 30, 2002, essentially consistent with the same periods in 2001.

Liquidity and Capital Resources

      Cash and cash equivalents were $10.7 million as of September 30, 2002, versus $9.1 million as of December 31, 2001. Cash provided by operations was $6.5 million for the nine months ended September 30, 2002, compared with cash provided by operations of $4.8 for the same period in 2001. The increase in cash provided by operations was primarily due to a decrease in accounts receivable, an increase in accounts payable, and non cash charges for depreciation and amortization, partially offset by a non cash gain related to prepaid software licenses and increases in other assets and income tax receivable.

      Cash used in investing activities was $0.1 million in the nine months ended September 30, 2002, which was a result of our receipt of payment in full of the note receivable from OAO Corporation, offset by cash used to purchase computers and office equipment.

      Financing activities used cash of $5.0 million in the nine months ended September 30, 2002. This use of cash was primarily to fund the repurchase and retirement of our common stock under our stock repurchase program and payments on our term loan and capital lease obligations.

      The Company has a credit agreement with a bank that provides a $15 million revolving line of credit ("Revolver") and a $9 million term loan facility. The Revolver provides for a commitment fee of 0.375% to 0.500% of the unused balance and interest at the prime rate or, at the Company's option, at LIBOR plus a risk-adjusted premium. The Revolver matures on September 30, 2003. Draws under the Revolver in cash or letters of credit are limited to a formula driven borrowing base determined by the levels of certain receivables, as defined in the agreement. The agreement's term loan facility was drawn on in full to fund the EZ-CAP acquisition. There was $7,257,000 outstanding on the term loan at September 30, 2002, which bears interest at LIBOR plus a risk-adjusted premium, totaling 3.8% at September 30, 2002. The term loan facility matures on September 30, 2006 and is due in sixty equal monthly principal payments, plus interest. There were no borrowings outstanding and there was approximately $5,000,000 of borrowing capacity available under the Revolver as of September 30, 2002.

      As of September 30, 2002, the Company failed to meet the minimum fixed charge coverage requirement of the credit agreement. The counterparty to this credit agreement has waived this violation.

      We are currently in the process of renegotiating our credit agreement. We believe we are in good standing with the counterparty to our credit agreement, however, there is no assurance that we will be able to obtain incremental borrowing capacity under a renegotiated credit agreement.

      We currently anticipate that our existing cash balances and any cash generated from operations will be sufficient to satisfy our operating cash needs for the foreseeable future. We may use bank credit to leverage our financial position. We have suspended our previously announced acquisition program while we renegotiate our credit agreement. We may use available cash generated from operations to purchase and retire up to 2 million shares of our Common Stock on the open market under a Board of Director approved plan. In addition, we may consider seeking additional public or private debt or equity financing to fund future growth opportunities. No assurance can be given, however, that such additional debt or equity financing will be available or on terms and conditions acceptable to us.

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

      In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" which is effective January 1, 2003. SFAS 146 nullifies Emerging Issues Tasks Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. This statement is effective for disposal activities initiated after December 31, 2002. The Company's adoption of FAS 146 on January 1, 2003 is not expected to have a material impact on the Company's financial condition or results of operations.

Item 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's primary market risk is foreign currency exposure and changing interest rates. We conduct business in foreign countries, primarily Canada and the United Kingdom. Foreign currency transaction gains and losses were not material to our results of operations during the three and nine months ended September 30, 2002 or 2001. We believe our foreign currency risk is related primarily to the difference between amounts the Company receives and disburses in Canada in U.S. dollars from U.S. dollar denominated contracts. Our foreign currency risk will increase with the growth of our business. Our interest rate risk is related to the variable rate on amounts outstanding on our credit agreement. Amounts outstanding on the term loan bear interest at LIBOR plus a risk-adjusted premium, totaling 3.8% at September 30, 2002.

      On October 31, 2001, to comply with the terms of our credit agreement, we entered into an interest rate swap agreement effectively converting the interest rate from variable to fixed on 63.33% of the principal amount outstanding on the term loan. The swap agreement is for a period of 4 years and fixes the variable portion of the interest rate on the term loan to 2.67% through October 2002, 4.09% through October 2003, 5.22% through 2004 and 5.72% through 2005. As of September 30, 2002, the notional amount of the term loan covered by the swap agreement was $4,700,000 and the market value of the swap was a liability of $207,000. The interest rate under this swap agreement, including the risk-adjusted premium, was 4.67% at September 30, 2002.

      Through September 30, 2002, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of potential adverse fluctuations in foreign currency exchange rates or interest rates, other than described herein; however, the Company periodically reviews its exposure to foreign currency and interest rate risk and may take action to limit its exposure if deemed appropriate.

Item 4.     Controls and Procedures

a)    Evaluation of disclosure controls and procedures.

As required by Rule 13a-14 under the Exchange Act, (the "Act") within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

b)    Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

Designation          Description
-----------          -----------

99.1  Certification of Charles A. Leader pursuant to 18 U.S.C. Section 1350.

99.2  Certification of J. Jeffrey Fox pursuant to 18 U.S.C. Section 1350.

(b)   Reports on Form 8-K

1) The Company filed a Form 8-K with the Commission on August 14, 2002 to report that Charles A. Leader, President and Chief Executive Officer of the Company and J. Jeffrey Fox, Senior Vice President of Finance and Chief Financial Officer of the Company, each furnished to the Securities and Exchange Commission personal certifications pursuant to 18 U.S.C. Section 1350. This report on Form 8-K was dated August 14, 2002.

2) The Company filed a Form 8-K with the Commission on August 20, 2002 to report that the Company announced the appointments of Charles A. Leader, OAOT's President and Chief Executive Officer, Donald Glickman, General Paul X. Kelley and George A. Sawyer as members of its Board of Directors, expanding OAOT's Board of Directors to 11 members. This report on Form 8-K was dated August 16, 2002.

3) The Company filed a Form 8-K with the Commission on August 22, 2002 to report that the Company announced that its board of directors authorized a share repurchase program for up to two million shares of common stock, using cash on hand and cash flow generated from operations. This report on Form 8-K was dated August 21, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           OAO Technology Solutions, Inc.
                           (Registrant)

Date:    November 14, 2002          By: /s/ Charles A. Leader
                                        --------------------------
                                    Charles A. Leader
                                    President and Chief Executive Officer

Date:    November 14, 2002          By:  /s/   J. Jeffrey Fox
                                         --------------------------
                                    J. Jeffrey Fox
                                    Senior Vice President of Finance and
                                    Chief Financial Officer

                                 CERTIFICATIONS

I, Charles A. Leader, President and Chief Executive Officer of OAO Technology Solutions, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of OAO Technology Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002          By: /s/ Charles A. Leader
                                        --------------------------
                                    Charles A. Leader
                                    President and Chief Executive Officer

                                 CERTIFICATIONS

I, J. Jeffrey Fox, Senior Vice President of Finance and Chief Financial Officer of OAO Technology Solutions, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of OAO Technology Solutions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002          By:  /s/   J. Jeffrey Fox
                                         ---------------------
                                    J. Jeffrey Fox
                                    Senior Vice President of Finance and
                                    Chief Financial Officer