Form 10-K
period 2002-12-31
OAO TECHNOLOGY SOLUTIONS INC
filed 2003-03-27
CIK 1043476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 0-23173

OAO TECHNOLOGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1973990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7500 Greenway Center Drive 16th Floor Greenbelt, Maryland	20770
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (301) 486-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None.	Not applicable.

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

Yes ☒	No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes ☐	No ☒

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 13, 2003, was approximately $12,866,000 based on the closing sale price of the Common Stock on March 13, 2003, of $1.50 as reported by the NASDAQ National Market System.

     As of March 13, 2003, the registrant had outstanding 17,502,959 shares of its Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2003 are incorporated by reference in Part III, Items 10, 11, 12 and 13.

OAO TECHNOLOGY SOLUTIONS, INC.

INDEX TO FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

Item I.	BUSINESS.

General Overview

     OAO Technology Solutions, Inc. and its subsidiaries (“the Company” or “OAOT”) is a global provider of information technology solutions as a partner to global outsourcers, major corporations, health benefit organizations, and government agencies. We began operations in 1993 as a division of OAO Corporation, were incorporated in March 1996 and spun off from OAO Corporation in April 1996.

     On April 19, 2002, Charles A. Leader succeeded Gregory A. Pratt as President and Chief Executive Officer of the Company. Mr. Pratt was named Vice Chairman of the Board of Directors of the Company. In his new role, Mr. Pratt assumed the responsibilities for merger and acquisition activity and corporate development.

     During 2002, we were awarded a Federal Supply Schedule (FSS) contract with the General Services Administration (GSA) for Information Technology Professional Services. This five-year FSS contract allows us to sell our products and services to all U.S. government agencies at pre-negotiated prices, terms and conditions.  We are actively pursuing engagements under this FSS contract.

Segments Overview

     The Company operates two business segments: Managed IT Solutions and Healthcare IT Solutions.

Managed IT Solutions

          The Managed IT Solutions segment consists of Application Management Services, IT Infrastructure Support Services, and Professional Staffing Services.

Application Management Services

     Our Application Management Services business provides outsourcing services encompassing application development, application maintenance, and complete lifecycle application support for custom and packaged applications across legacy, client server and web-based platforms.  These services are generally performed under long-term contracts in which we assume responsibility for our clients business applications with the goal of reducing our clients operating costs, improving the quality and operation of existing client applications, and enabling clients to focus their key resources on core business competencies. Our services are tailored to meet the needs of our clients and can be performed on site at client facilities or remote at one of our delivery centers in Ontario or New Brunswick, Canada. Our Application Management Services business model incorporates best practices in all areas of application management including recruiting, developing, motivating and retaining employees and includes a comprehensive methodology that conforms to industry standards set by the Software Engineering Institute’s Capability Maturity Model (SEI CMM) Level 3 and the Project Management Institute (PMI). The SEI CMM has become an industry standard method for evaluating the effectiveness of an IT environment and the process maturity of outsourcing vendors.

IT Infrastructure Support Services

     Our IT Infrastructure Support Services offerings include Data Center Management and Network and Desktop Management Services.

     Our Data Center Management business provides outsourcing services encompassing all aspects of data center IT infrastructure management including console operations, tape and print operations, technical support, disaster planning, data recovery, data security, systems planning, and library services.  These services are generally performed under long-term contracts in which we assume responsibility for operations in our clients data center with the goal of mitigating our clients risk for price escalation and hardware obsolescence, and implementing best practices in the areas of personnel recruiting, training, and retention.  In addition, we offer assistance to clients transitioning to new or upgraded data centers.

     Our Network and Desktop Management Services business provides general IT infrastructure consulting and help desk services.  Services include server management, network management, hardware installations, moves and upgrades as well as 24x7 help desk services.

Professional Staffing Services

     Professional Staffing Services offers skilled IT personnel, primarily on a time-and-materials basis, to fill short or indefinite term requirements on a temporary, temporary to permanent, or permanent basis.  Our Professional Staffing Services business has a mature recruiting infrastructure capable of locating, verifying, training and providing skilled IT professionals with a wide range of engineering and technical abilities.  We maintain a database that encompasses thousands of qualified candidates in North America and Europe.

Healthcare IT Solutions

     The Healthcare IT Solutions segment provides managed care software application solutions under software license agreements via its MC400 and EZ-CAP software solutions, which are sold on a per member, per month (PMPM) subscription basis, on a PMPM basis in an Application Service Provider model or for a one-time perpetual license fee. Our MC400 software provides a comprehensive solution for healthcare benefit organizations (health maintenance organizations, indemnity insurance plans, physician hospital organizations, independent physician organizations and self-insured employer plans, among others).  The MC400 system is web-enabled and provides over thirty modules that include claims processing, patient care management, eligibility, enrollment, utilization, internet connectivity, data warehousing, care management and web portals in one integrated system.  We have over forty MC400 installed sites. EZ-CAP is currently installed at approximately 150 clients and provides secure, web-enabled modules for authorizations, premium billing, capitation payment, data reconciliation, benefit administration, contract management, and health plan and member eligibility management. We are developing a Health Insurance Portability & Accountability Act (HIPAA) solution designed for our MC400 and EZ-CAP systems.  HIPAA is a healthcare reform law enacted in 1996.  HIPAA provisions are intended to improve the efficiency in healthcare delivery through standardized, electronic transmission of many administrative and financial transactions as well as protection of confidential health information. Compliance with the privacy and transactions and code sets provisions of HIPAA becomes mandatory in April and October of 2003, respectively.   Our HIPAA solution will provide healthcare organizations the assistance to be HIPAA ready.

Industry and Competition

     A significant portion of annual revenues, 87% in 2002, 85% in 2001 and 87% in 2000, is “recurring revenue” under long-term contracts and other annually renewable contracts that have historically been renewed year to year at relatively constant levels of revenue. We began 2002 with backlog under long-term contracts of approximately $554 million.  We begin 2003 with backlog under long-term contracts of approximately $474 million, of which approximately $404 million is not expected to be filled in 2003.  Backlog is expected to be realized over the next seven years.

     The IT services market is highly competitive and is served by numerous firms, including systems consulting and integration firms, professional services companies, application software firms, staff augmentation firms, the professional service groups of computer equipment companies, facilities management and management information systems outsourcing companies, certain “Big Four” accounting firms, and general management consulting firms.  Many participants in the IT services market have significantly greater financial, technical and marketing resources, and generate greater revenues than the Company.  We believe that the principal competitive factors in the IT services industry include responsiveness to client needs, the ability to cause the transition of the outsourced services to occur on a prompt and seamless basis, quality of service, employee relations, price, management capability and technical expertise.  We believe we have the ability to successfully compete in these markets because of our core competencies, strategic customer relationships, strategic alliances and product service agreements, which allow us to provide customers global, enterprise-wide integration of information technology. We believe that our ability to offer one source of accountability for companies seeking a full range of application and infrastructure outsourcing solutions, coupled with our commitment to quality, differentiate our services and provide us with a competitive advantage.  Our commitment to quality is evidenced by our Application Management Services division’s achievement of a SW-CMM (Software Capability Maturity Model) process maturity Level III.

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

Growth Strategy

     Our goal is to become a premier provider of IT solutions and professional services by pursuing the following principal growth strategies:

Leverage Existing Relationships

     By establishing and nurturing close relationships with a limited number of strategic customers, we intend to continue building a reputation for performance that supports our selection by our clients as a value-added partner of choice.

Diversify Customer Base

     We plan to continue to diversify our customer base in order to expand our service offerings and mitigate reliance on strategic customers.

Increase International Presence

     We plan to continue to expand our international presence to capitalize on global outsourcing opportunities with our strategic customers and other opportunities. We currently maintain offices in Canada, the United Kingdom, and in Continental Europe. Market opportunities in the United Kingdom and Europe are a key element to our growth strategy in the near term.

Penetrate Federal IT Market

     During 2002, we were awarded a Federal Supply Schedule (FSS) contract with the General Services Administration (GSA) for Information Technology Professional Services. This five-year FSS contract allows us to sell our products and services to all U.S. government agencies at pre-negotiated prices, terms and conditions.  We are investing significant resources in pursuing engagements in the federal IT market and building the infrastructure required to support such engagements.  We believe our core competencies will transfer well to the federal IT market and this market provides a significant opportunity for growth.

Continue to Invest in our Healthcare IT Solutions Business

     We plan to continue to invest in our Healthcare IT Solutions segment and believe significant growth potential remains in this business.  Management has approved a budget of approximately $3.5 million for specific research and development related to product enhancements and new product development in this business.  We believe continued investment in research and development is important to maintain customer satisfaction, remain competitive, and grow this business.  In addition, we are developing a Health Insurance Portability & Accountability Act (HIPAA) solution designed for our MC400 and EZ-CAP systems. Our HIPAA solution will provide healthcare organizations the assistance to be HIPAA ready.  Our HIPAA product is a key element of our growth strategy for this business in the near term.

Potential Future Transactions

     Effective January 15, 2003, we entered into an Amended and Restated Credit Agreement with our bank (the “2003 Amendment”) that modified certain provisions of our credit agreement.  The 2003 Amendment, among other things, requires bank approval for any acquisitions. We are not actively pursuing acquisitions as part of our growth strategy as we focus on leveraging our core competencies and growing our Healthcare IT Solutions business. We currently anticipate that our existing cash balances and any cash generated from operations will be sufficient to satisfy our operating cash needs for the foreseeable future. We may, in the future, evaluate alternative sources of capital to leverage our financial position and fund future growth opportunities. We may, in the future, continue to purchase our Common Stock in the open market, in private transactions or otherwise, pursuant to our Board of Director approved repurchase program.

Factors Affecting Finances, Business Prospects and Stock Volatility

     This Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Future events and the Company’s actual results could differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the following factors.

Dependence on Strategic Customers

     Revenues from the two largest strategic customers were $132.6 million, $124.9 million and $135.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The largest strategic customer (IBM) accounted for 74.0%, 69.2% and 76.0%, and the second largest strategic customer (Hewlett-Packard-formerly Compaq) accounted for 5.4%, 7.4% and 12.8% of revenues for the years ended December 31, 2002, 2001 and 2000, respectively. We expect to continue to derive a significant portion of our revenue from our strategic customers for the foreseeable future. Our future revenues are dependent to a large extent on the success of the outsourcing businesses of our strategic customers. The termination or non-renewal of a strategic customer’s contract could have a material adverse effect on our business, operating results and financial condition. The loss of a strategic customer or a decrease in the revenue derived from our  relationships with a strategic customer would have a material adverse effect on our business, operating results and financial condition. There can be no assurance that either strategic customer will continue to engage our services at historical levels, if at all.

Inability to Satisfy our Customers’ Expectations

     Our sales and marketing strategy emphasizes our belief that we have highly referenceable strategic accounts. Therefore, if we fail to satisfy the expectations of our customers, we could damage our reputation and our ability to retain existing customers and attract new customers, which would likely have a material adverse effect on our business, operating results and financial condition.

Limited Ability to Establish New Strategic Customer Relationships

     Because we intend to maintain relationships with a limited number of strategic customers, our opportunity to obtain engagements from other entities, including major competitors of our strategic customers, may be significantly limited. There can be no assurance that we will be able to establish new strategic customer relationships. As a result, our revenue will likely continue to be derived from a limited number of clients and our future growth opportunities will likely be tied to the opportunities presented to our strategic customers. There can be no assurance that our strategic customers will enjoy continued growth opportunities in their outsourcing businesses, that they will retain us to participate in any such opportunities, or that new contracts with existing strategic customers will generate profits commensurate with our historical level of profits.

Risks Associated with Fixed-Price Contracts

     For the years ended December 31, 2002, 2001 and 2000, approximately 28%, 26%, and 23% of our revenues, respectively, were derived from fixed-price contracts. We assume greater financial risk on fixed-price contracts than on time-and-materials engagements, and there can be no assurance that we will be able to successfully price our larger fixed-price contracts. If we fail to estimate accurately the resources and time required for an engagement, to manage customer expectations effectively or to complete fixed-price engagements within our budget, on time and to our customers’ satisfaction, we would be exposed to cost overruns, potentially leading to lower gross profit margins, or even losses on these engagements, which would likely have a material adverse effect on our business, operating results and financial condition.

Ability to Sustain and Manage Growth

     Our future growth is dependent upon a number of factors, including successful execution of our growth strategy described herein. Our growth and expansion has placed and will likely continue to place a significant strain on our resources, and the failure to manage growth effectively would have a material adverse effect on our business, operating results and financial condition.

Variability of Periodic Operating Results

     We have experienced and may continue to experience fluctuations in our periodic operating results. Factors that may cause our periodic operating results to vary include the number of active engagements, the loss of a  strategic customer, and the portion of revenues derived from new client engagements. In addition, certain of our engagements are terminable by our customers without penalty and any such termination could have an adverse effect on our business, operating results and financial condition. Due to these and other factors, there can be no assurance that our operating results will meet the expectations of investors for any given fiscal period.

Dependence on Key Personnel

     We believe that our continued success depends to a significant extent upon the efforts and abilities of our executive officers and other key employees. The loss of the services of any of our executive officers or key employees could have a material adverse effect on our business, operating results and financial condition.

Inability to Attract and Retain Qualified Employees

     Our growth strategy relies on our ability to continue to hire and retain highly skilled management, financial, sales and marketing personnel. Competition for such personnel is intense, and our failure to effectively hire and retain such personnel could have a material adverse effect on our business, operating results and financial condition.

Dependence on Availability of Qualified Technical Client Service Personnel

     We are dependent upon our ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients. We compete for these individuals with other providers of technical services, some of which have greater financial and recruiting resources than we do. There can be no assurance that a sufficient number of qualified technical personnel will be available, that we will be able to attract such personnel, or that we will successfully retain our existing personnel, which could have a material adverse effect on our business, financial condition and results of operations.

Competition

     The IT services market is highly competitive and is served by numerous firms, including systems consulting and integration firms, professional services companies, application software firms, temporary employment agencies, the professional service groups of computer equipment companies, facilities management and management information systems outsourcing companies, certain “Big Four” accounting firms, and general management consulting firms. Many participants in the IT services market have significantly greater financial, technical and marketing resources and generate greater revenues than the Company. There can be no assurance that we will be able to compete successfully in this market, which could result in a material adverse effect on our business, operating results and financial condition.

Risks Associated with International Sales

     Expansion of our presence in international markets is an important element of our growth strategy. Our current and future international business activities are subject to a variety of potential risks, including political, regulatory and trade and economic policy risks. We are also subject to the risks attendant to transacting in foreign currencies. In addition, many foreign governments have laws that provide employees with significantly more favorable severance and other social welfare benefits than are generally provided in the U.S. Accordingly, we may be subject to unanticipated and significant severance costs upon the cancellation or expiration of any of our international engagements. Realization of any of these risks could have a material adverse effect on our  business, operating results and financial condition.

Control by Principal Stockholders

     Terrapin Partners Holding Company LLC beneficially owns in excess of 50% of our outstanding Common Stock. As a result, the principle investors in Terrapin Partners Holding Company LLC collectively have the ability to exercise significant influence over the outcome of any matters, or block certain matters, which might normally be submitted to our stockholders for approval, including the election of directors and the authorization of other corporate actions requiring stockholder approval.

Inability to Grow our Healthcare IT Solutions Business

     The success of our growth strategy depends, in part, on our ability to grow our Healthcare IT Solutions business. Continued growth in this business depends on our ability to successfully deliver a HIPAA ready solution and our ability to develop new products and enhancements that will enable us to remain competitive in the healthcare IT market. HIPAA requirements are complicated and evolving, and there is no assurance that our solution will be able to meet such requirements on a timely basis or that we will be able to successfully market our solution, failure of which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our investment in research and development will result in new products in a timely manner, that will meet the needs of potential customers, or that can be successfully marketed, the failure of which could have a material adverse effect on our business, operating results and financial condition.

Inability to Penetrate the Federal IT Market

     The success of our growth strategy depends, in part, on our ability to successfully penetrate the federal IT market.  We believe our core competencies will transfer well to customers in the federal IT market, however, there can be no assurance that we will be able to: successfully win significant contracts with agencies of the federal government; compete with other firms for contracts in this market, some of which have more resources and experience in the federal IT market; or generate profits from our activity in this market.  Our failure to successfully penetrate this market could have a material adverse effect on our business, operating results and financial condition.

Inability to Successfully Install Healthcare Software Sold on a Timely or Profitable Basis

     Successfully managing the growth in our Healthcare IT Solutions business depends, in part, on our ability to install software sold on a  timely and profitable basis.  Our Healthcare IT Solutions business has experienced implementation delays due to an increase in demand for implementation of increasingly larger and more complex systems.  The volume of system implementations and the complexity of the product features being introduced has increased the duration and cost of system implementations.  There can be no assurance that we will be able to successfully implement software sold on a timely or profitable basis, the failure of which could have a material adverse effect on our business, operating results and financial condition.

Possible Deferral of Revenue, Profit and Cash Flow from any Increase in PMPM and/or Percentage-of-Completion Basis Software Sales in Relation to Total Software Sales in our Healthcare IT Solutions Business

     As the healthcare industry and the needs of our customers become more complex, the number of license sales requiring customization could increase in the future.  In addition, we are working to improve and upgrade our customer contracting and delivery process in order to strengthen controls over the software implementation schedule. These changes in the business process may further lead to more license sales being accounted for under the percentage-of-completion method.  In addition, we plan to continue efforts to market our software solutions on a PMPM basis, both as a subscription and as an ASP model. Any increase in PMPM and/or percentage-of-completion basis software sales in relation to total software sales could result in the deferral of revenue, profit and cash flow in our Healthcare IT Solutions business.

Pricing Pressure in the IT Industry

     Demand for our services depends heavily on conditions and trends in the IT industry. We are subject to the same general industry pricing pressures, required efficiency improvements and labor pressures inherent in the IT services industry when performing engagements. As a result, we have experienced and may continue to experience pricing pressure, especially from strategic customers.  We expect to be able to partially pass along any price reductions to our suppliers.

Liabilities for Client and Employee Actions

     We often place our employees in the workplace of strategic customers and other clients. We are therefore exposed to potential liability with respect to actions taken by our employees, such as damages caused by employee errors, misuse of client-proprietary information or theft of client property. Due to the nature of the  potential liability with respect to any such actions, there can be no assurance that any insurance maintained will be adequate to cover any such liability. To the extent that such insurance is not sufficient in amount or scope to cover a loss, our business, financial condition and results of operations could be materially adversely affected. A failure to avoid these risks may result in negative publicity and the payment of money damages or fines or loss of a strategic or other customer relationship. There can be no assurance that we will not experience such problems in the future.

Employees

     As of December 31, 2002, the Company employed approximately 2,500 employees, of which 2,286 were full time.  The Company typically utilizes the services of independent contractors only in short-term engagements and certain international engagements.  The Company believes that its relationships with its employees are good.

Item 2.	PROPERTIES.

     The Company’s headquarters and principal administrative, sales and marketing functions are located in approximately 25,150 square feet of leased space in Greenbelt, Maryland.  This lease expires in December 2003.  The Company leases office space in twenty-five locations in sixteen U.S. cities, as well as in Toronto, Ontario; Calgary, Alberta, and Moncton, New Brunswick; Stuttgart, Germany; and Warwickshire, United Kingdom. The Company anticipates that additional space will be required as business expands and believes that it will be able to obtain suitable space as needed.

Item 3.	LEGAL PROCEEDINGS.

     The Company believes that there are no claims or actions against the Company the ultimate disposition of which would have a material adverse effect on the Company’s results of operations or financial position.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Stock Data: The Company’s Common Stock, par value $0.01 per share, commenced trading on the NASDAQ National Market tier of the NASDAQ Stock Market on October 22, 1997, under the symbol “OAOT.”  As of March 13, 2003, there were 573 record holders of the Company’s Common Stock based on information provided by the Company’s transfer agent.  The following table sets forth, for the periods indicated, the high and low closing sale prices for the Company’s Common Stock.

	2002

Quarter	High	Low

First	$2.63	$2.06
Second	2.20	1.50
Third	2.20	1.05
Fourth	1.95	1.42

	2001

Quarter	High	Low

First	$2.38	$1.13
Second	2.23	0.91
Third	1.75	0.87
Fourth	3.00	0.88

     The Company has not paid cash dividends on its Common Stock to date.  It is the present policy of the Company to retain future earnings to finance the growth and development of its business, and therefore the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.  Furthermore, certain financial covenants in the Company’s bank credit agreement restrict the Company’s ability to pay cash dividends.

     During the fourth quarter of 2002, the Company sold a warrant to purchase 100,000 shares of unregistered common stock for cash consideration of $10,000.  The warrant was sold in a private transaction exempt from registration pursuant to Regulation D of the Securities Act of 1933.  The warrants are convertible to common stock at an exercise price of $3.00 per share and expire December 31, 2007.

     The following table sets forth certain information relating to our equity compensation plans as of December 31, 2002:

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance

Equity Compensation Plans Approved by Shareholders:
1996 Equity Compensation Plan	4,201,120	$3.15	1,800,000
Employee Stock Purchase Plan*	—	—	500,000

*The Company indefinitely suspended the Employee Stock Purchase Plan effective in 2002.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of OAO Technology Solutions, Inc. and its subsidiaries (“the Company” or “OAOT”) and the Notes thereto included elsewhere in this Form 10-K. The following Statement of Operations Data and Balance Sheet Data have been derived from the consolidated financial statements of the Company, which have been audited by Deloitte & Touche LLP, independent auditors.

	For the years ended December 31,

(In thousands, except per share amounts)	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenues	$167,056	$163,100	$152,585	$150,162	$113,342
Direct costs	136,191	131,446	127,905	131,664	97,105
(Gain) loss on prepaid software licenses	(1,418)	5,085	—	—	—
Selling, general and administrative expenses	30,236	28,918	22,675	16,014	19,100
Write-down of impaired assets and other	—	3,308	—	—	—
Severance and other termination costs	2,165	—	—	—	—
Restructuring charges	—	—	—	—	3,135

(Loss) income from operations	(118)	(5,657)	2,005	2,484	(5,998)
Interest and other (expense) income, net	(561)	251	1,122	921	619

(Loss) income before income taxes	(679)	(5,406)	3,127	3,405	(5,379)
Provision (benefit) for income taxes	590	(1,893)	1,329	1,554	(1,881)

Net (loss) income	$(1,269)	$(3,513)	$1,798	$1,851	$(3,498)

Net (loss) income per common share:
Basic	$(0.07)	$(0.19)	$0.10	$0.11	$(0.21)

Diluted	$(0.07)	$(0.19)	$0.10	$0.11	$(0.21)

	As of December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Working capital	$18,578	$25,324	$29,457	$28,353	$26,394
Total assets	72,538	74,557	69,577	61,355	51,118
Long-term debt	5,012	6,753	—	—	—
Capital lease obligations, including current portion	1,043	1,824	1,565	143	883
Shareholders’ equity	34,047	38,405	43,242	39,622	35,448

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     The statements that are not historical facts contained in this Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties.  Future events and the Company’s actual results may differ materially from the results reflected in these forward-looking statements.  Factors that might cause such a difference include, but are not limited to: dependence on key strategic and end-user customers, the ability to establish new strategic customer relationships, risks associated with fixed-price contracts, the ability to sustain and manage growth, lower than expected revenue growth and pricing pressure from strategic and other customers, inability to achieve marketing and sales goals and other business development initiatives including the ability to sell new healthcare software licenses, difficulties of investments in infrastructure, potential changes in the prevailing technology away from outsourcing IT applications, the failure of the Company to successfully develop new products that will enable us to remain competitive in the healthcare IT market, the failure of the Company to make necessary enhancements or developments to its existing software products, possible deferral of revenue, profit and cash flow from any increase in per-member, per month and/or percentage-of-completion basis software sales in relation to total software sales, inability to successfully install healthcare software sold on a timely or profitable basis, competition in the industry, general economic conditions and level of information technology service spending, the possibility that strategic or other customers could invoke termination clauses contained in the Company’s contracts, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the ability to successfully integrate recent acquisitions, the potential liability with respect to actions taken by its employees, ability to control and reduce costs of the business, risks associated with international sales including exposure to fluctuations between the U.S. dollar and other foreign currencies, and other risks described herein and in the Company’s other Securities and Exchange Commission filings.

General Overview

     The Company has grown since its inception, with revenues increasing to $167.1 million in 2002, from $57.9 million in 1996. Revenues from the two largest strategic customers were $132.6 million, $124.9 million and $135.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The largest strategic customer (IBM) accounted for 74.0%, 69.2% and 76.0%, and the second largest strategic customer (Hewlett-Packard-formerly Compaq) accounted for 5.4%, 7.4% and 12.8% of revenues for the years ended December 31, 2002, 2001 and 2000, respectively. For the years ended December 31, 2002, 2001 and 2000, approximately 28%, 26%, and 23% of our revenues, respectively, were derived from fixed-price contracts. Revenue is predominately earned from multiple long-term agreements with each strategic customer.  A decrease in revenues from or loss of a strategic customer could have a material adverse effect on our business, operating results, and financial condition. We are subject to the same general industry pricing pressures, required efficiency improvements and labor pressures inherent in the IT services industry when performing engagements. As a result, we have experienced and may continue to experience pricing pressure, especially from strategic customers.  We expect to be able to partially pass along any price reductions to our suppliers.

     During 2002, we were awarded a Federal Supply Schedule (FSS) contract with the General Services Administration (GSA) for Information Technology Professional Services. This five-year FSS contract allows us to sell our products and services to all U.S. government agencies at pre-negotiated prices, terms and conditions.  We are actively pursuing engagements under this FSS contract, however, we do not anticipate generating any operating income from this FSS contract during 2003.

Segments Overview

     OAOT is a global provider of information technology solutions as a partner to global outsourcers, major corporations, health benefit organizations, and government agencies. The Company operates two business segments: Managed IT Solutions and Healthcare IT Solutions.

Managed IT Solutions

     The Managed IT Solutions segment consists of Application Management Services, IT Infrastructure Support Services, and Professional Staffing Services.

Application Management Services

     Our Application Management Services business provides outsourcing services encompassing application development, application maintenance, and complete lifecycle application support for custom and packaged applications across legacy, client server and web-based platforms.  These services are generally performed under long-term contracts in which we assume responsibility for our clients business applications with the goal of reducing our clients operating costs, improving the quality and operation of existing client applications, and enabling clients to focus their key resources on core business competencies. Our services are tailored to meet the needs of our clients and can be performed on site at client facilities or remote at one of our delivery centers in Alberto, Ontario or New Brunswick, Canada. Our Application Management Services business model incorporates best practices in all areas of application management including recruiting, developing, motivating and retaining employees and includes a comprehensive methodology that conforms to industry standards set by the Software Engineering Institute’s Capability Maturity Model (SEI CMM) Level 3 and the Project Management Institute (PMI). The SEI CMM has become an industry standard method for evaluating the effectiveness of an IT environment and the process maturity of outsourcing vendors.

IT Infrastructure Support Services

     Our IT Infrastructure Support Services offerings include Data Center Management and Network and Desktop Management Services.

     Our Data Center Management business provides outsourcing services encompassing all aspects of data center IT infrastructure management including console operations, tape and print operations, technical support, disaster planning, data recovery, data security, systems planning, and library services.  These services are generally performed under long-term contracts in which we assume responsibility for operations in our clients data center with the goal of mitigating our clients risk for price escalation and hardware obsolescence, and implementing best practices in the areas of personnel recruiting, training, and retention.  In addition, we offer assistance to clients transitioning to new or upgraded data centers.

     Our Network and Desktop Management Services business provides general IT infrastructure consulting and help desk services.  Services include server management, network management, hardware installations, moves and upgrades as well as 24x7 help desk services.

Professional Staffing Services

     Our Professional Staffing Services business offers skilled IT personnel, primarily on a time-and-materials basis, to fill short or indefinite term requirements on a temporary, temporary to permanent, or permanent basis.  Our Professional Staffing Services business has a mature recruiting infrastructure capable of locating, verifying, training and providing skilled IT professionals with a wide range of engineering and technical abilities.  We maintain a database that encompasses thousands of qualified candidates in North America and Europe.

Healthcare IT Solutions

     Our Healthcare IT Solutions segment provides managed care software application solutions under software license agreements via its MC400 and EZ-CAP software solutions, which are sold on a per member, per month (PMPM) subscription basis, on a PMPM basis in an Application Service Provider model or for a one-time perpetual license fee. Our MC400 software provides a comprehensive solution for healthcare benefit organizations (health maintenance organizations, indemnity insurance plans, physician hospital organizations, independent physician organizations and self-insured employer plans, among others).  The MC400 system is web-enabled and provides modules that include, among others, claims processing, patient care management, eligibility, enrollment, utilization, internet connectivity, data warehousing, care management and web portals in one integrated system.  We have over forty MC400 installed sites. EZ-CAP is currently installed at approximately 150 clients and provides secure, web-enabled modules for authorizations, premium billing, capitation payment, data reconciliation, benefit administration, contract management, and health plan and member eligibility management.

     We are developing a Health Insurance Portability & Accountability Act (HIPAA) solution designed for our MC400 and EZ-CAP systems.  HIPAA is a healthcare reform law enacted in 1996.  The HIPAA provisions are intended to improve the efficiency in healthcare delivery through standardized, electronic transmission of many administrative and financial transactions as well as protection of confidential health information. Compliance with the privacy and transactions and code sets provisions of HIPAA becomes mandatory in April and October of 2003, respectively.   Our HIPAA solution will provide healthcare organizations the assistance to be HIPAA ready.  We have commitments with certain customers to deliver and maintain a HIPAA ready solution for certain aspects of HIPAA.  We believe our solution will meet our obligations with respect to the requirements of HIPAA, however, HIPAA requirements are complicated and evolving, and there can be no assurances that our solution will be able to meet such requirements on a timely basis.

     Management has approved a budget of approximately $3.5 million for specific research and development related to product enhancements and new product development in our Healthcare IT Solutions business.  We believe continued investment in research and development is important to maintain customer satisfaction, remain competitive, and grow this business.  Management anticipates utilizing this budget during 2003 and 2004. There can be no assurance that such new products will be developed in a timely manner or will meet the needs of potential customers.

     We have not met certain obligations under some of our customer agreements relating to requirements to implement the software within certain time frames.  Certain customers have notified us of their intent to terminate their contract and/or to seek compensation due to such delays. We may be required to grant consideration to such customers for these delays.  Currently we are not able to determine the amount, if any, of such consideration nor do we believe that any material consideration will be paid.

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

     We plan to continue efforts to market our software solutions on a PMPM basis, both as a subscription and as an ASP model.  The pay-as-you-go feature of the PMPM model is attractive to customers concerned with managing cash flow and broadens the target market for our products.  In addition, the PMPM model provides a more consistent and predictable cash flow and revenue stream and could have a greater contract value than a perpetual license sale. This effort to market our products on a PMPM basis could result in the deferral of revenue, profit and cash flow in our Healthcare IT Solutions segment in the short term.

Critical Accounting Policies

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed below.

     In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Notes to Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue Recognition

Managed IT Solutions

     Our Managed IT Solutions segment provides IT services under time-and-materials and fixed unit-price contracts. Revenue is recognized when persuasive evidence of an arrangement exists,delivery has occurred or services have been rendered, the price is fixed or determinable, andcollectibility is reasonably assured.  Revenue is recorded for time-and-materials contracts at contractually agreed upon rates and reflects the extent of actual services delivered in the period in accordance with the terms of the contract. Revenue from fixed unit-price contracts is recognized monthly as service is performed based upon the number of full time equivalent positions fulfilled in accordance with the terms of the contract. The pricing in fixed unit-price contracts is fixed as to the unit price but varies based upon the number of full time equivalent positions covered. Provisions for estimated losses, if any, are recognized in the period in which the loss is determined.  Historically, we have had minimal contract losses in this segment.

Healthcare IT Solutions

     Our Healthcare IT Solutions segment derives revenues from two primary sources: (1) software license revenues, which includes one-time license fee and PMPM arrangements, and (2) services revenues, which include implementation and consulting services, maintenance (post contract support), training, and application service provider (ASP) arrangements. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,”issued by the American Institute of Certified Public Accountants (“SOP 97-2”), as amended and interpreted, in applying SOP 97-2 we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

     For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the product; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Revenues from per member, per month (PMPM) software license arrangements and ASP service provider arrangements are recognized upon completion of system implementation ratably over the term of the arrangement.

     Our software arrangements generally include implementation services. For arrangements with multiple elements, we use the residual method to record software license revenue by unbundling undelivered elements based upon vendor specific objective evidence (“VSOE”). Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.  VSOE of fair value is based upon the normal pricing for services when sold separately.  For maintenance, VSOE of fair value is measured by the annual renewal of maintenance agreements. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered, services have been performed, or until fair value can objectively be determined.

     Implementation services are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, timing of payments and impact of milestones on the realizability of the software license fee. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is generally recognized together with the services based on contract accounting using the percentage-of-completion method as described below. As the healthcare industry and the needs of our customers become more complex, the number of license sales requiring customization could continue to increase in the future. These changes may further lead to more license sales being accounted for under the percentage-of-completion method. This shift to percentage-of-completion accounting has and may continue to result in deferral of our ability to recognize revenue and profit in our Healthcare IT Solutions segment in the short term.

     In certain instances, our arrangements include acceptance provisions. If we determine that the likelihood of non-acceptance in these arrangements is remote, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

     Revenue for implementation services is generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the services, revenue is deferred until the uncertainty is sufficiently resolved.

     We estimate the percentage-of-completion on contracts utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately.

     The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting can materially affect the amounts of revenues and related expenses reported in our consolidated financial statements.

Allowance for Doubtful Accounts

     We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, general provisions are provided based upon the age of the receivable, our historical collection experience and current economic trends. If the historical data we use to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

Impairment of Goodwill

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which we adopted effective January 1, 2002.  In accordance with SFAS 142, the Company discontinued amortization of goodwill on January 1, 2002. The Company tests goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the required impairment tests as of October 1, 2002 and determined that no impairment existed as of that date.  The Company plans to perform the required test on October 1 of each year.

     We estimate fair value for the impairment test using a discounted cash flow model, which involves the use of estimates related to the fair market values of the business operations with which goodwill is associated. The underlying assumptions for the discounted cash flow can change from period to period and these changes could cause a material impact to the consolidated statement of operations. Management’s assumptions about discount rates and other internal and external economic conditions require significant judgment based on fluctuating rates and anticipated future revenues. Additionally, the test for impairment is performed on an annual basis using the assumptions that apply at the time the analysis is updated.

Accounting for Income Taxes

     Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

     We have established a valuation allowance on our deferred tax assets for amounts we estimate are not more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the adequacy of our valuation allowance. The valuation allowance is based in part on estimates and assumptions that could change in the future. Any determination that additional valuation allowance is necessary could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

Results of Operations

     The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

	For the years ended December 31,

(in millions)	2002		2001		2000

Revenues	$167.1	100.0%	$163.1	100.0%	$152.6	100.0%
Direct costs	136.2	81.5	131.4	80.6	127.9	83.8
(Gain) loss on prepaid software licenses	(1.4)	(0.8)	5.1	3.1	—	—
Selling, general and administrative expenses	30.2	18.1	28.9	17.7	22.7	14.9
Severance and other termination costs	2.2	1.3	—	—	—	—
Write-down of impaired assets and other	—	—	3.4	2.1	—	—

(Loss) income from operations	(0.1)	(0.1)	(5.7)	(3.5)	2.0	1.3
Interest and other income, net	(0.6)	(0.4)	0.3	0.2	1.1	0.7

(Loss) income before income taxes	(0.7)	(0.4)	(5.4)	(3.3)	3.1	2.0
Provision (benefit) for income taxes	0.6	0.4	(1.9)	(1.2)	1.3	0.9

Net (loss) income	$(1.3)	(0.8)	$(3.5)	(2.1)	$1.8	1.2

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

Revenues

     Revenues increased $4.0 million or 2.4% to $167.1 million for the year ended December 31, 2002, compared to $163.1 million for the same period in 2001. The increase in revenue was due to an increase in revenue in the Healthcare IT Solutions segment, partially offset by a decrease in revenue in the Managed IT Solutions segment.

     Revenues from the Healthcare IT Solutions segment increased $4.5 million or 24.4% to $23.1 million for the year ended December 31, 2002, compared to $18.6 million for the same period in 2001. The increase in revenue was primarily attributable to a full year of revenue from EZ-CAP, acquired in the third quarter of 2001.  Revenue from our MC400 product was flat as we had lower license revenues as a result of fewer license sales overall, offset by higher service revenues primarily related to implementation services under contracts signed in 2001.  Continued revenue growth in this business depends on our ability to successfully deliver a HIPAA ready solution and develop new products and enhancements that will enable us to remain competitive in the healthcare IT market.

     Revenues from the Managed IT Solutions segment decreased $0.5 million to $144.0 million for the year ended December 31, 2002, compared to $144.5 million for the same period in 2001. The decrease in revenues was due to lower revenues in the Professional Staffing Services division partially offset by increases in revenues in the Application Management Services division.  Revenue was flat in our IT Infrastructure Support Services business.

     Revenues from Professional Staffing Services decreased $10.8 million or 22.1% to $38.0 million for the year ended December 31, 2002, compared to $48.8 million for the same period in 2001.  The decrease in Professional Staffing Services revenues was due to continued softness in staffing requisitions from a strategic customer and by the decline in IT staff requisitions as a result of the slow down in the technology market.  This softness is expected to continue into future periods.  We have had indications from one strategic customer that a significant increase in business is not expected until 2004.

     Revenues from Application Management Services increased $10.6 million or 25.7% to $51.7 million for the year ended December 31, 2002, compared to $41.1 million for the same period in 2001.  This increase in revenues was due primarily to increased average billable headcount in this business. Average billable headcount in the Application Management Services division increased from 403 during 2001 to 528 during 2002. During 2002, the migration effort on a contract  with a strategic  customer in this division was substantially complete and steady state billable headcount reached approximately 400 at December 31, 2002.  Steady state billable head count is expected to decline slightly (estimated at approximately 6%) each year of the contract as efficiencies allow us to maintain the required applications with less resources.  Our strategic customer in this division can add or delete headcount under our agreement based on the end customer’s needs and other contract terms. During the fourth quarter of 2002, headcount was reduced by 52 positions as work orders on application enhancement projects ended.  Total billable head count was 496 at December 31, 2002, as compared to billable headcount of 500 at December 31, 2001.  We anticipate an increase in billable headcount in early 2003 related to application enhancement projects that span through mid-2003, however, there is no assurance that additional positions will be requisitioned or that we will be able to maintain or increase average billable headcount in 2003.  New business will have to be won for significant increases in average billable headcount and revenues to continue. These revenue increases were partially offset by decreases in revenue as a result of the absence of activity from certain money-losing businesses we exited in the last half of 2001.

     During July 2002, through mutual agreement with one customer, the statement of work under a contract signed in 2001 was terminated due to a lower than expected level of business transition from the end customer.  This termination resulted in a reduction of billable headcount of approximately 15.  In the short term this loss of revenues was offset by an early termination settlement from the customer for the statement of work under the service agreement.  In the long term we expect further opportunities to develop from our relationship with this customer, however, there can be no assurance that we will be able to obtain new business from this relationship.

     Revenues from IT Infrastructure Support Services decreased $0.4 million or 0.7% to $54.3 million for the year ended December 31, 2002, compared to $54.7 million for the same period in 2001.  This decline was primarily due to decreases in Network and Desktop Management services mostly offset by revenue growth in our European business. The decline in Network and Desktop Management services revenues was due to continued in-sourcing of services by one customer, and lower pricing and service levels under its current contract requirements.  Revenue growth in Europe was primarily due to a full year of revenue from NetEffect Europe, purchased in August 2001, and due to expansion of work from a strategic customer in that business.

     The Managed IT Solutions segment has experienced and expects to continue to experience pricing and volume pressure from strategic customers due to an excess supply of IT professionals and soft market conditions, which is expected to be partially passed through to the Company’s suppliers.  We are continuing to attempt to diversify our customer base in our Managed IT Solutions segment, which is expected to partially mitigate reliance on strategic customers and diversify services.

     During 2002, we were awarded a Federal Supply Schedule (FSS) contract with the General Services Administration (GSA) for Information Technology Professional Services. This five-year FSS contract allows us to sell our products and services to all U.S. government agencies at pre-negotiated prices, terms and conditions.  We are actively pursuing engagements under this FSS contract, however, we do not anticipate generating significant revenue from this FSS contract in 2003.

Direct Costs

     Direct costs increased $4.8 million to $136.2 million for the year ended December 31, 2002, compared to $131.4 million in the same period in 2001. Direct costs as a percentage of revenues increased to 82% for the year ended December 31, 2002 as compared to 81% for the same period in 2001.

     For the year ended December 31, 2002, improvements in profitability in the Managed IT Solutions segment were offset by a decline in profitability in the Healthcare IT Solutions segment.

     The Managed IT Solutions direct costs decreased $6.0 million to $113.1 million for the year ended December 31, 2002, compared to $119.1 million for the same period in 2001.  The decrease was primarily due to a decrease in direct costs in the Professional Staffing Services division partially offset by increases in the Application Management Services division. The decrease in direct costs in Professional Staffing Services business reflects the overall decrease in activity in the division.  Direct costs in the IT Infrastructure Support Services business were flat as savings from the elimination of certain unprofitable business operations, improvements in the management of direct labor expenses and from the reduction of overhead personnel were offset by higher direct costs in our European business as a result of increased activity from a strategic customer and a full year of cost from NetEffect Europe, purchased in August 2001.

     The increases in Application Management Services direct costs reflect the overall increase in business activity in the division. The improvement in profitability in this division was the result of growth in billable headcount that provided for a more favorable mix in billable to non-billable headcount, and an overall increase in average billable headcount (from 403 in 2001 to 528 in 2002). New business will have to be won for significant increases in average billable headcount and profit to continue.

     Healthcare IT Solutions’ direct costs for the year ended December 31, 2002 increased $10.8 million to $23.1 million, compared to $12.3 million for the same period in 2001.  The increase in direct costs were primarily the result of increased expenses for consultants and customer support personnel to fulfill software implementation commitments. During the fourth quarter of 2002, the level of activity under implementations began to decline as projects approached completion, and our reliance on consultants was significantly reduced. Several large implementations were still in progress at December 31, 2002, and we anticipate completion in the first half of 2003.  Completion of these implementations is expected to allow us to provide ongoing implementation services in a more timely and cost effective manner.  In addition, the purchase of EZ-CAP in the third quarter of 2001 and the expansion of the Healthcare IT Solutions management team contributed to the increase in direct costs.

(Gain) Loss on Prepaid Software Licenses

     In connection with a Value Added Industry Remarketer agreement with Siebel Systems, Inc. (“Siebel”), on August 31, 1999, we purchased software licenses in the amount of $5.1 million for resale to third parties. The software licenses were purchased with cash of $2.8 million, a future payment of $1.1 million, and 228,800 shares of the Company’s common stock.  During 2001, we wrote off the value of our entire investment in Siebel software licenses and filed suit against Siebel alleging breach of the implied duty of good faith and lack of fair dealing under these agreements.

     During 2002, the Company and Siebel entered into a Settlement Agreement and Mutual Release in Full (“the Release”).  In accordance with the Release, the parties provided each other with mutual releases and both parties acknowledge that the Siebel agreements are terminated, and that each party is released from any further performance other than the Company was granted an 18-month license to continue to use those Siebel products currently installed on the Company’s system.  As such, 228,800 shares of the Company’s common stock provided as consideration under the Siebel agreements were retired by the Company at the fair market value of the common stock on the effective date of the Release, resulting in a gain of $458,000 during the year ended December 31, 2002.  In addition, the Company recognized a gain of approximately $0.9 million related to the reversal of liabilities for commitments to purchase software licenses under the Siebel agreements, net of legal and other costs to execute the Release of approximately $0.2 million during the year ended December 31, 2002.

Selling, General and Administrative Expenses

     For the year ended December 31, 2002 and 2001, SGA was $30.2 million and $28.9 million, or 18% of revenues in both periods. During the year ended December 31, 2001, the write down of certain receivables and advances were included in SGA, totaling $1.7 million, which did not recur in 2002.  Absent these write downs, SGA increased $3.0 million.  This increase in SGA is primarily due to increases in SGA in the Healthcare IT Solutions segment as a result of an increase in management and staff to facilitate growth and the EZ-CAP acquisition. In addition, we have added sales and contract support staff in our public sector business as we continue to pursue new contracts in the federal IT market.

Severance and Other Termination Costs

Gregory A. Pratt

     On April 19, 2002, Charles A. Leader succeeded Gregory A. Pratt as President and Chief Executive Officer. Mr. Pratt was named Vice Chairman of the Board of Directors of the Company. In his new role, Mr. Pratt assumed the responsibilities for merger and acquisition activity and corporate development.

     Effective April 19, 2002, the Company and Mr. Pratt entered into a Transition Agreement and General and Special Release (the “Transition Agreement”), which finalized the terms of his resignation and severance in accordance with his employment agreement. As part of the Transition Agreement, Mr. Pratt will continue to receive certain payments through July 2003 in accordance with his employment agreement.  Accordingly, severance for Mr. Pratt in the amount of $614,000 was recorded during the year ended December 31, 2002.

     In accordance with the Transition Agreement, (i) all unexercised options granted to Mr. Pratt other than the 750,000 stock options to buy the Company’s common stock (the “common stock”) granted to Mr. Pratt in 2001, were forfeited and (ii) the term of 750,000 stock options to buy the Company’s common stock granted to Mr. Pratt in 2001 was extended through January 1, 2008.  As a result, the intrinsic value of the 2001 stock options was re-measured on April 19, 2002, resulting in expense of approximately $277,000 during the year ended December 31, 2002.

Managed IT Solutions

     During the year ended December 31, 2002, 30 positions were eliminated in our Managed IT Solutions segment.  All 30 employees were terminated prior to December 31, 2002.  As a result, Severance and Other Termination Costs of approximately $994,000 was recognized during the year ended December 31, 2002.  As a result of these cost cutting measures, certain office space was vacated during the third quarter of 2002.  Lease termination fees of approximately $150,000 were incurred and recorded in Severance and Other Termination Costs during the year ended December 31, 2002.

Healthcare IT Solutions

     During the year ended December 31, 2002, 19 positions were eliminated in our Healthcare IT Solutions segment.  All 19 employees were terminated prior to December 31, 2002.  As a result, Severance and Other Termination Costs of approximately $130,000 was recognized during the year ended December 31, 2002.

Interest and Other Income (Expense) and Provision for Income Taxes

     For the year ended December 31, 2002, net interest and other expense decreased to $(0.6) million from $0.3 million of income for the same period in 2001.  The decrease was primarily due to lower interest rates on invested cash and a full year of interest expense on the term loan used to finance the EZ-CAP acquisition in 2001. We recognized a provision for income taxes in 2002 at an effective rate of 87% compared to a benefit for income taxes in 2001 at an effective rate of 35%.  The higher effective tax rate in 2002 is primarily due to a permanent difference related to foreign income taxes and a valuation allowance established related to certain state income tax net operating loss carryforwards.

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

Revenues

     For the year ended December 31, 2001, revenues increased $10.5 million or 6.9% to $163.1 million from $152.6 million for the same period in 2000.  The increase in revenues for year ended December 31, 2001 was driven by both the Managed IT Solutions and Healthcare IT Solutions segments.

     Revenues from the Managed IT Solutions segment increased $5.6 million to $144.5 million for the year ended December 31, 2001 from $138.9 million for the same period in 2000.   This increase in revenues was due to increases in Application Management Services revenues, which were partially offset by lower revenues in Professional Staffing Services and IT Infrastructure Support Services.

     Revenues from Application Management Services increased $18.0 million or 78.0% to $41.1 million for the year ended December 31, 2001 compared to $23.1 million for the same period in 2000.  The increase in revenues was due primarily to a full year of activity on a project that began in 2000 and activity under a new contract in 2001.  This activity resulted in an increase in billable headcount by 215 to a total of 500 in 2001. These increases were partially offset by fewer active projects for software implementation services.

     Revenues from Professional Staffing Services decreased by $6.5 million or 11.8% to $48.8 million for the year ended December 31, 2001 compared to $55.3 million for the same period in 2000.  The decrease in Professional Staffing Services revenues is due to continued softness in staffing requisitions from a strategic customer and by the decline in IT staff requisitions as a result of the slow down in the technology market.  This softness is expected to continue into future periods.  Additionally, the Professional Staffing Services line has experienced and expects to continue to experience pricing pressure from a strategic customer due to an excess supply of IT professionals, which is expected to be partially passed through to the Company’s suppliers.

     Revenues from IT Infrastructure Support Services decreased by $5.9 million or 9.7% to $54.6 million for the year ended December 31, 2001 compared to $60.5 million for the same period in 2000.  This decline is primarily due to decreases in Network and Desktop Management services due to in-sourcing of services by one customer, and lower pricing and service levels under its current contract requirements.

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

     The increase in direct costs for the year ended December 31, 2001 was affected by the write-down of $5.1 million related to prepaid software licenses, which are attributable to the Application Management Services division of the Managed IT Solutions segment.  Excluding the write-down of prepaid software licenses, the ratio of direct costs to revenues for the Company improved to 81% for the year ended December 31, 2001 compared to 84% for the same period in 2000. The improvement in direct costs as a percent of revenue for the year ended December 31, 2001, excluding the write-down, is due to improvements in profitability in the Application Management Services division of the Managed IT Solutions segment and improvements in profitability in the Healthcare IT Solutions segment.

     Excluding the write-down of $5.1 million related to prepaid software licenses, the Managed IT Solutions segment direct costs increased $0.2 million to $119.1 million for the year ended December 31, 2001 compared to $118.9 million for the same period last year.  Direct costs were relatively stable due to increases in the Application Management Services division being offset by a decrease in direct costs in the IT Infrastructure Support Services and Professional Staffing Services divisions. The increases in Application Management Services direct costs reflect the overall increase in activity in this division. Excluding the write-down of $5.1 million, the Application Management Services division gross profit increased to $6.9 million for the year ended December 31, 2001 from $1.8 million for the same period in 2000. The improvement in profitability is the result of a more favorable mix in billable to non-billable headcount, and an overall increase in billable headcount (from 285 in December 2000 to 500 in December 2001). The decrease in direct costs in IT Infrastructure Support Services and Professional Staffing Services divisions reflects the overall decrease in activity in those businesses as well as improvements in the management of direct labor expenses and savings from the reduction of overhead personnel.

     Healthcare IT Solutions’ direct costs for the year ended December 31, 2001 increased $3.3 million to $12.3 million compared to $9.0 million for the same period in 2000.  Healthcare IT Solutions’ gross profit increased to $6.2 million for the year ended December 31, 2001 compared to $4.7 million for the same period in 2000. The increase in direct costs was primarily the result of the purchase of EZ-CAP in 2001.  Also affecting the increase in direct costs was the expansion of the Healthcare IT Solutions management team and customer support services personnel in the second half of 2001 to support expected future sales growth.  Increased profitability is due to an increase in MC400 perpetual license sales in 2001.

Selling, General and Administrative Expenses

     For the years ended December 31, 2001 and 2000, selling, general and administrative expenses (SGA) were $28.9 million and $22.7 million or 18% and 15% of revenues, respectively.  The increase in SGA is the result of increases in both the Managed IT Solutions and Healthcare IT Solutions segments.  The increase in the Managed IT Solutions segment is primarily the result of growth in the Application Management Services business.  In addition, the Professional Staffing Services business SGA increased, reflecting a full year of results from an acquisition made late in 2000. In the Healthcare IT Solutions segment, the increase is primarily a result of an increase in management staff to facilitate growth and the EZ-CAP acquisition.

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

     In connection with an internal business unit realignment in the last quarter of 2001, the Company performed an impairment analysis of certain 1998 acquisitions. As a result of this analysis, the Company wrote off approximately $1.3 million of goodwill, which represented the excess of the carrying value of these assets as compared to the fair value of the assets as determined in accordance with SFAS 121.

     During December 2000, the Company made an investment in an entity in which the Company’s Chief Executive Officer is a member of the Board of Directors. Based on this entity’s financial condition, the Company determined that its investment in this entity was other-than-temporarily impaired.  Accordingly, the investment of approximately $0.5 million and a note receivable of approximately $0.1 million were written-off during 2001.  In addition, an investment of approximately $0.4 million in a venture with a third party was written-off after the third party failed to secure a significant contract.

     During 2001, the Company began implementation of a new enterprise-wide information system.  Certain financial modules, which were replaced by the new system in 2001, were taken out of service resulting in a write-off of approximately $0.9 million.

Interest and Other Income and Provision for Income Taxes

     For the year ended December 31, 2001, net interest and other income decreased to $0.3 million from $1.1 million for the same period in 2000.   The decrease is primarily due to lower interest rates on invested cash and an increase in interest expense related to the term loan used to finance the EZ-CAP acquisition.  Due to the loss before taxes in 2001, the Company had a benefit from income taxes of $1.9 million compared to a provision of $1.3 million in 2000.  The Company’s effective tax rate was 35.1% for the benefit in 2001 as compared to 42.5% for the provision in 2000.  The lower effective tax rate in 2001 is due to the non-deductibility of certain asset impairment charges recorded in 2001.

Liquidity and Capital Resources

     Cash and cash equivalents were $9.1 million as of December 31, 2002 and 2001. Cash provided by operations was $5.9 million for the year ended December 31, 2002, compared with cash provided by operations of $8.5 million for the same period in 2001. Operating cash flow was primarily impacted  by an increase in income tax payable, unearned revenue and accounts payable, and non cash charges for depreciation and amortization, partially offset by a non cash gain related to prepaid software licenses and an increase in income tax receivable.

     Cash used in investing activities was $0.3 million for the year ended December 31, 2002, which was a result of our receipt of payment in full of the note receivable from OAO Corporation, offset by cash used to purchase computers and office equipment.

     Financing activities used cash of $5.6 million for the year ended December 31, 2002.  This use of cash was primarily to fund the repurchase and retirement of our common stock under our stock repurchase program and payments on our term loan and capital lease obligations.

     Effective January 15, 2003, we entered into an Amended and Restated Credit Agreement with our bank (the “2003 Amendment”) that modified certain provisions of our credit agreement.  The 2003 Amendment, among other things, requires bank approval for any acquisitions and modified certain financial and other restrictive covenants.  In addition, the 2003 Amendment increased the minimum commitment fee on the unused balance and increased the risk-adjusted interest rate premium on amounts outstanding.

     Our credit agreement, as amended by the 2003 Amendment, provides a $15 million revolving line of credit  (“Revolver”) and a $9 million term loan facility.  The Revolver provides for a commitment fee of 0.45% to 0.50% of the unused balance and interest at the prime rate or, at the Company’s option, at LIBOR plus a risk-adjusted premium.  The Revolver matures on September 30, 2003. Draws under the Revolver in cash or letters of credit are limited to a formula driven borrowing base determined by the levels of certain receivables and other factors, as defined in the agreement. The credit agreement’s term loan facility was drawn on in full to fund the EZ-CAP acquisition.  There was $6,600,000 outstanding on the term loan at December 31, 2002, which bears interest at LIBOR plus a risk-adjusted premium, totaling 3.38% at December 31, 2002. The risk-adjusted premium on the Revolver and term loan ranges from 2.05% to 4.00% based on the outcome of certain financial covenants. The term loan facility matures on September 30, 2006 and is due in sixty equal monthly principal payments, plus interest. There were no borrowings outstanding under the Revolver and there was approximately $12,000,000 of borrowing capacity available as of December 31, 2002.

     We believe material commitments for capital expenditures may be required in a variety of areas, such as property and equipment and product development programs in our Healthcare IT Solutions business. We have not, at this time, made significant contractual commitments for any such capital expenditures or secured additional sources to fund such commitments.  Our future material commitments as of December 31, 2002 were as follows:

	Years Ended December 31,

(in thousands)	2003	2004	2005	2006	2007	Total

Term note	$1,800	$1,800	$1,800	$1,200	$—	$6,600
Operating leases	4,017	3,416	2,718	1,378	133	11,662
Capital leases	578	396	69	—	—	1,043
Interest	394	279	140	21	—	834

Total	$6,789	$5,891	$4,727	$2,599	$133	$20,139

     We currently anticipate that our existing cash balances and any cash generated from operations will be sufficient to satisfy our operating cash needs for the foreseeable future. We may use bank credit to leverage our financial position.  We are not actively pursuing our previously announced acquisition program and any acquisitions require approval from the counterparty to our credit agreement.  We may use available cash generated from operations to purchase and retire up to  $3 million of our Common Stock on the open market or through other transactions under a Board of Directors approved plan.  In addition, we may consider seeking additional public or private debt or equity financing to fund future growth opportunities. No assurance can be given, however, that such additional debt or equity financing will be available or on terms and conditions acceptable to us.

Recent Accounting Pronouncements

     In April 2002, the FASB issued Statement of Financial Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Among other things, SFAS 145 rescinds both SFAS 4 “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS 4, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  Through this rescission, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. This Statement is effective for fiscal years beginning after May 15, 2002. Upon adoption on January 1, 2003, the Company does not believe that SFAS 145 will have a material impact on our consolidated financial condition or results of operations.

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” which is effective January 1, 2003.  SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan.  This statement is effective for disposal activities initiated after December 31, 2002. The Company’s adoption of FAS 146 on January 1, 2003 is not expected to have a material impact on the Company’s financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment to FAS 123”. This statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company has not elected the fair value-based method of accounting for stock-based compensation under SFAS No. 123, as amended by SFAS No. 148.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company’s primary market risk is foreign currency exposure and changing interest rates.  The Company conducts business in foreign countries, primarily Canada and the United Kingdom.  Foreign currency transaction gains and losses were not material to the Company’s results of operations during the three years ended December 31, 2002.  The Company believes its foreign currency risk is related primarily to the difference between amounts the Company receives and disburses in Canada in U.S. dollars from U.S. dollar denominated contracts.  The Company’s foreign currency risk will increase with the growth of its business.  The Company’s interest rate risk is related to the variable rate on amounts outstanding on the Company’s credit agreement.  Amounts outstanding on the Company’s term loan bear interest at LIBOR plus a risk-adjusted premium, totaling 3.38% at December 31, 2002.

     On October 31, 2001 the Company, to comply with the terms of its credit agreement, entered into an interest rate swap agreement effectively converting the interest rate from variable to fixed on 63.33% of the principal amount outstanding on the term loan.  The swap agreement is for a period of 4 years and fixes the variable portion of the interest rate on the term loan to 2.67% through October 2002, 4.09% through October 2003, 5.22% through 2004 and 5.72% through 2005.  As of December 31, 2002, the notional amount of the term loan covered by the swap agreement was $4,400,000 and the market value of the swap was a liability of $212,000.

     Through December 31, 2002, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of potential adverse fluctuations in foreign currency exchange rates or interest rates, other than described herein; however, the Company periodically reviews its exposure to foreign currency and interest rate risk and may take action to limit its exposure if deemed appropriate.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of OAO Technology Solutions, Inc. and Subsidiaries are filed as part of this form 10-K.

     Schedules have been omitted because they are not applicable or the information required to be set forth therein is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
of OAO Technology Solutions, Inc.:

     We have audited the accompanying consolidated balance sheets of OAO Technology Solutions, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of OAO Technology Solutions, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP

McLean, VA February 20, 2003

OAO TECHNOLOGY SOLUTIONS, INC.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except per share amounts)

	For the years ended December 31,

	2002	2001	2000

Revenues	$167,056	$163,100	$152,585
Direct costs	136,191	131,446	127,905
(Gain) loss on prepaid software licenses (Note 6)	(1,418)	5,085	—

	32,283	26,569	24,680
Selling, general and administrative expenses	30,236	28,918	22,675
Severance and other termination costs (Note 16)	2,165	—	—
Write-down of impaired assets and other (Note 9)	—	3,308	—

(Loss) income from operations	(118)	(5,657)	2,005
Interest and other (expense) income:
Interest income	161	504	1,027
Interest expense	(502)	(160)	(35)
Other	(220)	(93)	130

(Loss) income before income taxes	(679)	(5,406)	3,127
Provision (benefit) for income taxes	590	(1,893)	1,329

Net (loss) income	(1,269)	(3,513)	1,798
Other comprehensive (loss) income :
Net change in fair value of cash flow hedge	(209)	(3)	—
Foreign currency translation adjustment	51	(325)	(271)

Comprehensive (loss) income	$(1,427)	$(3,841)	$1,527

Net (loss) income per common share:
Basic	$(0.07)	$(0.19)	$0.10

Diluted	$(0.07)	$(0.19)	$0.10

Weighted average number of shares outstanding:
Basic	17,785	18,935	17,883

Diluted	17,785	18,935	18,484

The accompanying notes are an integral part of these consolidated financial statements.

OAO TECHNOLOGY SOLUTIONS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$9,085	$9,060
Accounts receivable, net	35,620	36,602
Note receivable, OAO Corporation	—	1,714
Deferred income taxes	2,641	4,040
Income tax receivable	1,880	358
Other current assets	1,151	1,305

Total current assets	50,377	53,079
Property and equipment, net	4,751	5,220
Purchased and developed software for sale, net	978	1,737
Deposits and other assets	1,568	1,355
Deferred income taxes	1,724	898
Goodwill, net	10,088	8,588
Intangible assets, net	3,052	3,680

Total assets	$72,538	$74,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Term loan, current portion	$1,800	$1,800
Accounts payable	8,015	6,893
Accrued expenses	6,221	5,108
Accrued compensation and benefits	9,564	10,513
Income tax payable	2,121	460
Unearned revenue	3,500	2,022
Capital lease obligations, current portion	578	959

Total current liabilities	31,799	27,755
Capital lease obligations, net of current portion and other	1,680	1,644
Term loan, net of current portion	5,012	6,753
Commitments and contingencies (Note 18)
Shareholders’ equity :
Preferred stock, par $.01 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par $.01 per share, 50,000,000 shares authorized; 17,499,209 and 18,702,710 shares issued and outstanding as of December 31, 2002 and 2001, respectively	175	187
Additional paid-in capital	39,383	41,703
Accumulated other comprehensive net loss	(1,006)	(848)
Shareholder receivable	(3,532)	(2,933)
Retained (deficit) earnings	(973)	296

Total shareholders’ equity	34,047	38,405

Total liabilities and shareholders’ equity	$72,538	$74,557

The accompanying notes are an integral part of these consolidated financial statements.

OAO TECHNOLOGY SOLUTIONS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,

	2002	2001	2000

Cash Flows from Operating Activities:
Net (loss) income	$(1,269)	$(3,513)	$1,798
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,976	4,562	3,326
(Gain) loss on prepaid software licenses	(1,418)	5,085	—
Write-down of impaired assets and other	—	3,308	—
Severance and other termination costs	277	—	—
Loss on disposal of property and equipment	60	77	—
Provision for bad debt	1,428	2,153	755
Tax benefit related to exercise of stock options	—	—	346
Deferred income taxes	573	(3,584)	(323)
Change in assets and liabilities:
Accounts receivable	(446)	(5,961)	(6,468)
Income tax receivable	(1,522)	396	180
Other current assets	154	666	(714)
Deposits and other assets	(213)	(241)	(696)
Accounts payable	1,122	(368)	(2,355)
Accrued expenses	573	556	640
Accrued compensation and benefits	(949)	4,520	(1,460)
Unearned revenue	1,478	439	203
Other long-term liabilities	436	500	279
Income tax payable	1,661	(63)	(52)

Net cash provided by (used in) operating activities	5,921	8,532	(4,541)

Cash Flows from Investing Activities:
Purchase of businesses, net of cash acquired	—	(9,249)	(546)
Purchase of property and equipment	(2,033)	(2,379)	(3,479)
Repayments of notes receivable	1,714	—	360
Capitalized software costs	—	(194)	(1,097)
Other assets	—	—	(1,000)

Net cash used in investing activities	(319)	(11,822)	(5,762)

Cash Flows from Financing Activities:
Revolving credit agreement, net	—	(6,000)	6,000
Proceeds from exercises of stock options and employee stock purchase plan	406	646	1,641
Repurchase of common stock	(3,156)	(1,667)	—
Deferred financing costs	—	(136)	—
Repayments of capital lease obligations	(928)	(809)	(148)
Proceeds from sale-leaseback	—	312	1,584
Proceeds from term loan	—	9,000	—
Repayments of term loan	(1,950)	(450)	—

Net cash (used in) provided by financing activities	(5,628)	896	9,077
Effect of exchange rate changes on cash	51	(325)	(137)

Net increase (decrease) in cash and cash equivalents	25	(2,719)	(1,363)
Cash and cash equivalents, beginning of year	9,060	11,779	13,142

Cash and cash equivalents, end of year	$9,085	$9,060	$11,779

The accompanying notes are an integral part of these consolidated financial statements.

OAO TECHNOLOGY SOLUTIONS, INC.
Consolidated Statements of Shareholders’ Equity
(in thousands)

For the years ended December 31, 2002, 2001 and 2000

	Common Stock		Additional Paid- in Capital	Deferred Compensation	Accumulated Other Comprehensive Net Loss	Shareholder Receivable	Retained (Deficit) Earnings	Total Shareholders’ Equity

	Shares	Amount

Balance, January 1, 2000	18,101	$181	$40,743	$(131)	$(249)	$(2,933)	$2,011	$39,622

Net income	—	—	—	—	—	—	1,798	1,798
Exercise of stock options	217	2	815	—	—	—	—	817
Tax benefit related to exercise of stock options	—	—	346	—	—	—	—	346
Amortization of deferred compensation	—	—	—	106	—	—	—	106
Shares issued for employee stock purchase plan	331	3	821	—	—	—	—	824
Foreign currency translation adjustment	—	—	—	—	(271)	—	—	(271)

Balance, December 31, 2000	18,649	186	42,725	(25)	(520)	(2,933)	3,809	43,242

Net loss	—	—	—	—	—	—	(3,513)	(3,513)
Exercise of stock options	9	1	15	—	—	—	—	16
Amortization of deferred compensation	—	—	—	25	—	—	—	25
Shares issued for employee stock purchase plan	741	7	623	—	—	—	—	630
Repurchase of common stock	(696)	(7)	(1,660)	—	—	—	—	(1,667)
Change in fair value of cash flow hedge	—	—	—	—	(7)	—	—	(7)
Cash flow hedge loss reclassified to earnings	—	—	—	—	4	—	—	4
Foreign currency translation adjustment	—	—	—	—	(325)	—	—	(325)

Balance, December 31, 2001	18,703	187	41,703	—	(848)	(2,933)	296	38,405

Net loss	—	—	—	—	—	—	(1,269)	(1,269)
Exercise of stock options	130	1	227	—	—	—	—	228
Shares issued for employee stock purchase plan	218	2	176	—	—	—	—	178
Repurchase of common stock	(1,324)	(13)	(3,143)	—	—	—	—	(3,156)
Retirement of shares issued to vendor	(228)	(2)	(456)	—	—	—	—	(458)
Stock option compensation	—	—	277	—	—	—	—	277
Accrued interest-shareholder receivable	—	—	599	—	—	(599)	—	—
Change in fair value of cash flow hedge	—	—	—	—	(269)	—	—	(269)
Cash flow hedge loss reclassified to earnings	—	—	—	—	60	—	—	60
Foreign currency translation adjustment	—	—	—	—	51	—	—	51

Balance, December 31, 2002	17,499	$175	$39,383	$—	$(1,006)	$(3,532)	$(973)	$34,047

The accompanying notes are an integral part of these consolidated financial statements.

OAO TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.    Summary of Significant Accounting Policies

Description of the Company

     OAO Technology Solutions, Inc. and its subsidiaries (“the Company” or “OAOT”) is a global provider of information technology solutions as a partner to global outsourcers, major corporations, health benefit organizations, and government agencies. The Company began its operations in 1993 as a division of OAO Corporation, was incorporated in March 1996 and was spun off from OAO Corporation in April 1996.  The Company operates two business segments: Managed IT Solutions and Healthcare IT Solutions.

Principles of Consolidation

     The consolidated financial statements include the accounts of all majority owned domestic and foreign subsidiaries. All other investments in affiliates are carried at cost.  All significant inter-company accounts and transactions have been eliminated.

Revenue Recognition

Managed IT Solutions

     Our Managed IT Solutions segment provides IT services under time-and-materials and fixed unit-price contracts. Revenue is recognized when persuasive evidence of an arrangement exists,delivery has occurred or services have been rendered, the price is fixed or determinable, andcollectibility is reasonably assured.  Revenue is recorded for time-and-materials contracts at contractually agreed upon rates and reflects the extent of actual services delivered in the period in accordance with the terms of the contract. Revenue from fixed unit-price contracts is recognized monthly as service is performed based upon the number of full time equivalent positions fulfilled in accordance with the terms of the contract.  Provisions for estimated losses, if any, are recognized in the period in which the loss is determined.

Healthcare IT Solutions

     Our Healthcare IT Solutions segment derives revenues from two primary sources: (1) software license revenues, which includes one-time license fee and PMPM arrangements, and (2) services revenues, which include implementation and consulting services, maintenance (post contract support), training, and application service provider (ASP) arrangements. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,”issued by the American Institute of Certified Public Accountants (“SOP 97-2”), as amended and interpreted, in applying SOP 97-2 we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

     For software license arrangements that do not require significant modification or customization of the underlying software, revenue is recognized when: (1) there is a legally binding arrangement with a customer for the license of software; (2) the product is delivered; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is probable. Revenues from per member, per month (PMPM) software license arrangements and ASP service provider arrangements are recognized upon completion of the system implementation ratably over the term of the arrangement.

     The Company’s software arrangements generally include implementation services and maintenance. For arrangements with multiple elements, we use the residual method to record software license revenue by unbundling undelivered elements based upon vendor specific objective evidence (“VSOE”).  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.  VSOE of fair value is based upon the normal pricing for services when sold separately.  For maintenance, VSOE of fair value is measured by the annual renewal of maintenance agreements. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered, services have been performed, or until fair value can objectively be determined.

     Implementation services are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, timing of payments and impact of milestones on the realizability of the software license fee. If an arrangement does not qualify for separate accounting of the license and service elements, then license revenue is generally recognized together with the services based on contract accounting using the percentage-of-completion method as described below.

     In certain instances, our arrangements include acceptance provisions. If we determine that the likelihood of non-acceptance in these arrangements is remote, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

     Revenue for implementation services is generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the services, revenue is deferred until the uncertainty is sufficiently resolved.

     We estimate the percentage-of-completion on contracts utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized when acceptance is received from the customer. When total cost estimates exceed revenues, the estimated loss is accrued immediately.

     The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage-of-completion method of accounting can materially affect the amounts of revenues and related expenses reported in our consolidated financial statements.

Allowance for Doubtful Accounts

     Judgments are made as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, general provisions are provided based upon the age of the receivable, our historical collection experience and current economic trends.

Stock-Based Compensation

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” As permitted under this statement, the Company continues to follow the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” for the recognition and measurement of employee stock-based compensation and, therefore, provides only the disclosures required under SFAS No. 123. Using the intrinsic method prescribed in APB Opinion No. 25, compensation costs are measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

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

Foreign Currency Translation

     The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. dollar, are translated at the exchange rates in effect on the balance sheet date, and income and expenses are translated at the weighted average exchange rate during the period. Translation gains or losses at the balance sheet dates are included as a component of accumulated other comprehensive income or loss.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash, overnight repurchase agreements, demand deposits and highly liquid investments with a maturity of three months or less at the date of purchase.  Cash and cash equivalents are stated at cost, which approximates market value.

Property and Equipment

     Property and equipment, which includes capital leases, are stated at cost, less accumulated depreciation and amortization.  Purchased or developed internal-use software is capitalized in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Property and equipment and internal use software are depreciated using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements and capital leases are amortized over the shorter of the term of the related lease or their estimated useful lives.

Software Development Costs

     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, costs are capitalized in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs are amortized at the greater of the amount computed using either (a) the straight-line method over the estimated economic life of the product, commencing with the date the product is first available for general release or (b) the ratio that current gross revenue bears to total current and anticipated future gross revenue.  Generally, an economic life of 3 years is assigned to capitalized software development costs.  Amortization of such costs was $759,000, $736,000 and $414,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Goodwill

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, which requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method.

     Also in July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which we adopted effective January 1, 2002.  In accordance with SFAS 142, the Company discontinued amortization of goodwill upon adoption.  In accordance with SFAS 142, goodwill must be periodically tested for impairment.  The Company tests goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.  Goodwill is allocated and impairment is evaluated at the operating segment level.  The Company performed the required annual impairment tests as of October 1, 2002 and determined that no impairment existed as of that date.

Intangible Assets

     Intangible assets from acquisitions, which include software and customer list, are amortized over their estimated useful lives of five and seven years, respectively.

Evaluation of Long-lived Assets

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FASB 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB 144 supersedes both FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”  and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a Segment of a Business (as previously defined in that opinion). FASB 144 also amends ARB No. 51, “Consolidated  Financial Statements’’ to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. The Company adopted FASB 144 effective January 1, 2002. The adoption of FASB 144 had no impact on the Company’s consolidated financial position or results of operations.

Fair Value of Financial Instruments

     The Company’s financial instruments, principally cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are carried at cost, which approximates fair value due to the short term nature of these instruments. The Company’s note receivable, revolving debt, and term loan are carried at cost, which approximates fair value as these instruments bear interest at variable market rates. Considerable judgment is required to estimate fair value. Accordingly, the estimates provided are not necessarily indicative of the amounts the Company could realize in a current market exchange.

Derivative Instruments

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. There was no impact of adopting this standard on January 1, 2001, as the Company held no derivatives at that time. The Company’s use of derivatives is currently limited to an interest rate swap on its floating rate term loan.

Concentration of Risk

     The Company has two strategic customers whose combined revenues exceed 10% of total revenue. One strategic customer accounted for 74.0%, 69.2% and 76.0% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. The other strategic customer accounted for 5.4%, 7.4% and 12.8% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

     Financial instruments that potentially subject the Company to concentration of credit risk principally consist of accounts receivable and cash equivalents. The Company’s largest strategic customer accounted for approximately 68.9% of accounts receivable as of December 31, 2002 and the Company’s two strategic customers accounted for approximately 30.2% and 16.8%, respectively, of accounts receivable as of December 31, 2001. The Company did not have any other customers with balances in excess of 10.0% of accounts receivable as of December 31, 2002 or 2001. The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support customer receivables.

     As of December 31, 2002 and 2001, the Company had invested approximately $6.9 million and $7.3 million in overnight repurchase agreements with a commercial bank. The bank provides underlying collateral consisting of U.S. government securities, which fully secures the carrying value of the repurchase agreements. Because the transactions are entered into and settled daily, management believes that the risk of market value impairment on a given day is nominal.

Recent Accounting Pronouncements

     In April 2002, the FASB issued Statement of Financial Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  Among other things, SFAS 145 rescinds both SFAS 4 “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS 4, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  Through this rescission, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. This Statement is effective for fiscal years beginning after May 15, 2002. Upon adoption on January 1, 2003, the Company does not believe that SFAS 145 will have a material impact on our consolidated financial condition or results of operations.

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” which is effective January 1, 2003.  SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan.  This statement is effective for disposal activities initiated after December 31, 2002. The Company plans to adopt  FAS 146 on January 1, 2003 and does not expect that the adoption will have a material impact on the Company’s consolidated financial condition or results of operations.

     On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment to FAS 123”. This statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  This statement also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company has not elected the fair value-based method of accounting for stock-based compensation under SFAS No. 123, as amended by SFAS No. 148.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the carrying amount of long-lived assets, the allowance for doubtful accounts receivable, the valuation of financial instruments, the deferred tax valuation allowance, and contingencies (see Note 18).

Reclassifications

     Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.    Supplemental Disclosure of Cash Flow Information

	For the years ended December 31,

(in thousands)	2002	2001	2000

Cash paid during the year for:
Interest	$427	$216	$68
Income taxes	$254	$1,468	$1,309
Supplemental information on non-cash investing and financing activities:
Property and equipment purchased under capital leases	$147	$756	$—

3.    Acquisitions

     The Company has made several acquisitions to further its strategic business objectives. All acquisitions were accounted for under the purchase method of accounting. The results of each of the acquired companies have been included in the operations of the Company from the effective date of the acquisition. The Company’s acquisitions are as follows:

EZ-CAP Acquisition

     On August 31, 2001, the Company closed on the acquisition (the “Acquisition”) of EZ-CAP, a division of QuadraMed Corporation (QuadraMed). The purchase consideration was $9,000,000 cash and contingent consideration in the form of additional cash payments to the seller not to exceed $5,000,000 during the 18-month period subsequent to the closing date, subject to achieving certain performance targets.

     The assets acquired and liabilities assumed as part of the transaction were recorded at estimated fair values. The purchase price allocation resulted in $3.9 million for identifiable intangible assets including software and customer list and the excess purchase price of $5.8 million over the fair value of assets acquired was allocated to goodwill.

     During 2002, based on the first earn out period payment calculation as defined in the Acquisition agreement, the seller earned an additional $1.5 million in cash consideration.  This additional purchase price is reflected in goodwill and accrued expenses in our consolidated balance sheet at December 31, 2002.  This amount is expected to be paid in 2003.

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

	Years Ended December 31,

(in thousands, except per share amounts)	2001	2000

Revenues	$169,395	$161,445
Net (loss) income	$(3,297)	$1,749
Basic (loss) income per share	$(0.17)	$0.10
Diluted (loss) income per share	$(0.17)	$0.09

NetEffect Europe, Ltd. Acquisition

     On August 31, 2001, the Company purchased the assets of NetEffect Europe, Ltd. The acquired business, located in Slough, England, expands the Company’s information technology consulting services and provides additional client relations.  The purchase resulted in goodwill of approximately $130,000. The purchase price included contingent consideration in the form of additional cash payments to the seller not to exceed $1,000,000 during the 24-month period subsequent to the closing date, subject to achieving certain performance targets. This transaction was not material to the Company’s financial position or results of operations and is excluded from the pro forma financial information presented above.

4.    Net (Loss) Income Per Common Share

	For the years ended December 31,

(in thousands, except per share amounts)	2002	2001	2000

Basic (loss) earnings per share:
Net (loss) income	$(1,269)	$(3,513)	$1,798
Weighted average number of shares	17,785	18,935	17,883

Basic (loss) earnings per share	$(0.07)	$(0.19)	$0.10

Diluted (loss) earnings per share:
Net (loss) income	$(1,269)	$(3,513)	$1,798
Weighted average number of shares and equivalents:
Weighted average shares	17,785	18,935	17,883
Shares issuable upon exercise of stock options	—	—	601

Total weighted average shares and equivalents	17,785	18,935	18,484

Diluted (loss) earnings per share:	$(0.07)	$(0.19)	$0.10

     The dilutive effect of shares issuable upon exercise of stock options has been excluded from the diluted earnings (loss) per share computation for the years ended December 31, 2002 and 2001 as inclusion of such shares would be anti-dilutive.

5.    Accounts Receivable

        As of December 31, the components of accounts receivable consisted of the following (in thousands):

	2002	2001

Amounts billed	$33,598	$28,635
Amounts unbilled	4,381	9,543
Allowance for doubtful accounts	(2,359)	(1,576)

Total	$35,620	$36,602

        The allowance for doubtful accounts activity for the years ended December 31 is as follows (in thousands):

	2002	2001	2000

Balance at beginning of year	$1,576	$1,729	$1,507
Provision for losses charged to expense	1,428	2,153	755
Charge-offs, net of recoveries	(645)	(2,306)	(533)

Balance at end of year	$2,359	$1,576	$1,729

6.    Prepaid Software Licenses

Write-Down of Prepaid Software Licenses

     In connection with a Value Added Industry Remarketer agreement with Siebel Systems, Inc. (“Siebel”), on August 31, 1999, the Company purchased software licenses in the amount of $5.1 million for resale to third parties. The software licenses were purchased with cash of $2.8 million, a future payment of $1.1 million and 228,800 shares of the Company’s common stock.

     During 2001, the Company wrote off the value of its entire investment in Siebel software licenses and filed suit against Siebel alleging breach of the implied duty of good faith and lack of fair dealing under these agreements, resulting in a loss of $5,085,000, which is included in (Gain) Loss on Prepaid Software Licenses for the year ended December 31, 2001.

Release of Prepaid Software Licenses Obligations

     During 2002, the Company and Siebel entered into a Settlement Agreement and Mutual Release in Full (the “Release”).  In accordance with the Release, the parties provided each other with mutual releases and both parties acknowledge that the Siebel agreements are terminated, and that each party is released from any further performance, other than the Company was granted an 18-month license to continue to use those Siebel products currently installed on the Company’s system.  As such, 228,800 shares of the Company’s common stock provided as consideration under the Siebel agreements were retired by the Company at the fair market value of the common stock on the effective date of the Release, resulting in a gain of $458,000, which is included in (Gain) Loss on Prepaid Software Licenses for the year ended December 31, 2002.  In addition, the Company recognized a gain of approximately $0.9 million related to the reversal of liabilities for commitments to purchase software licenses under the Siebel agreements, net of legal and other costs to execute the Release of approximately $0.2 million, which is included in (Gain) Loss on Prepaid Software Licenses for the year ended December 31, 2002.

7.    Property and Equipment

        Property and equipment consisted of the following as of December 31 (in thousands):

	2002	2001

Furniture and equipment	$6,848	$6,853
Leasehold improvements	1,153	1,141
Internal-use software	4,238	2,805

	12,239	10,799
Less accumulated depreciation and amortization	(7,488)	(5,579)

Property and equipment, net	$4,751	$5,220

     The Company leases certain furniture and equipment that are accounted for as capital leases. Amounts related to assets under capital lease  included in property and equipment at December 31, 2002 and 2001 are furniture and equipment of $3,188,000 and $3,041,000, respectively and accumulated amortization of $2,244,000 and $1,277,000, respectively.  Depreciation and amortization was approximately $2,589,000, $2,735,000, and $2,037,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

8.    Goodwill and Intangible Assets

     The Company’s goodwill and intangible assets consisted of the following as of December 31 (in thousands):

	2002	2001

Goodwill
Managed IT Solutions segment	$2,612	$2,612
Healthcare IT Solutions segment	7,476	5,976

Total goodwill	$10,088	$8,588

Intangible assets
Software	$1,800	$1,800
Customer list	2,100	2,100
Less accumulated amortization	(848)	(220)

Total intangible assets, net	$3,052	$3,680

     Goodwill resulting from business purchases represents the excess of the purchase price over the fair value of the net assets acquired. During 2002, the seller earned $1.5 million in additional consideration related to the EZ-CAP purchase during the first earn out period (see Note 3).

     Software and customer list represent the identifiable intangibles associated with the EZ-CAP acquisition (see Note 3).  Software and customer list are amortized on a straight-line basis over their estimated useful lives of 5 and 7 years, respectively. Amortization expense was $628,000, $1,066,000 and $769,000 for the years ended December 31, 2002, 2001 and 2000.  Aggregate amortization expense related to the software and customer list is expected to be approximately $660,000 per year through 2005, $540,000 in 2006, $300,000 in 2007 and $200,000 in 2008.

     In 2001, the Company wrote off approximately $1.3 million of goodwill, which represented the excess of the carrying value of these assets as compared to the fair value of the assets as determined in accordance with SFAS 121.  See Note 9 for more information.

     The following table adjusts reported net (loss) income and earnings per share for the years ended December 31, 2001 and 2000 to exclude goodwill amortization (in thousands, except per share amounts):

	Years Ended December 31,

	2001	2000

Reported net (loss) income	$(3,513)	$1,798
Add: goodwill amortization, net of taxes	474	442

Adjusted net (loss) income	$(3,039)	$2,240

Reported basic and diluted earnings per share	$(0.19)	$0.10

Add: goodwill amortization, net of taxes	$0.03	$0.02

Adjusted earnings per share, basic and diluted	$(0.16)	$0.12

9.    Write-Down of Impaired Assets and Other

     The following represents a detail of the write-down of impaired assets and other for the year ended December 31, 2001 (in thousands):

Goodwill	$1,272
Cost basis and other investments	990
Internal-use software	896
Other	150

Total write-down of impaired assets and other	$3,308

     In connection with an internal business unit realignment in the last quarter of 2001, the Company performed an impairment analysis of certain 1998 acquisitions. As a result of this analysis, the Company wrote off approximately $1.3 million of goodwill, which represented the excess of the carrying value of these assets as compared to the fair value of the assets as determined in accordance with SFAS 121.

     During December 2000, the Company made an investment in an entity in which the Company’s former Chief Executive Officer was a member of the Board of Directors. Based on this entity’s financial condition, the Company determined that its investment in this entity was other-than-temporarily impaired.  Accordingly, the investment of approximately $0.5 million and a note receivable of approximately $0.1 million were written-off during 2001.  In addition, an investment of approximately $0.4 million in a venture with a third party was written-off after the third party failed to secure a significant contract.

     During 2001, the Company began implementation of a new enterprise-wide information system.  Certain financial modules, which were replaced by the new system in 2001, were taken out of service resulting in a write-off of approximately $0.9 million.

10.  Credit Agreement

     On August 29, 2001, the Company amended its credit agreement dated June 30, 1999 (the “Amendment”). The Amendment provides a $15 million revolving line of credit  (“Revolver”) and a $9 million term loan facility.  The Revolver provides for a commitment fee of 0.375% to 0.500% of the unused balance and interest at the prime rate or, at the Company’s option, at LIBOR plus a risk-adjusted premium.  The Revolver matures on September 30, 2003. Draws under the Revolver in cash or letters of credit are limited to a formula driven borrowing base determined by the levels of certain receivables, as defined in the Amendment. The Amendment’s term loan facility was drawn on in full to fund the EZ-CAP acquisition (see Note 3).  There was $6,600,000 and $8,550,000 outstanding on the term loan at December 31, 2002 and 2001, respectively, bearing interest at LIBOR plus a risk-adjusted premium, totaling 3.38% and 3.9% at December 31, 2002 and 2001, respectively. The risk-adjusted premium on the Revolver and term loan ranges from 2.00% to 2.75% based on the outcome of certain financial covenants. The term loan facility matures on September 30, 2006 and is due in sixty equal monthly principal payments, plus interest. The Amendment also modified certain required financial covenants.  There were no borrowings outstanding under the Revolver as of December 31, 2002 or 2001. There was approximately $1,800,000 and $1,000,000 of letters of credit outstanding under the Revolver as of December 31, 2002 and 2001, respectively, related to operating lease deposit requirements. There was approximately $12,000,000 and $11,500,000 of borrowing capacity available under the Revolver as of December 31, 2002 and 2001, respectively.

     On October 31, 2001, to comply with the terms of the Amendment, the Company entered into an interest rate swap agreement, effectively converting the interest rate from variable to fixed on 63.33% of the principal amount outstanding on the term loan.  The swap agreement is being accounted for as a cash flow hedge, in accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”.  The swap agreement is for a period of 4 years and fixes the variable portion of the interest rate on the term loan to 2.67% through October 2002, 4.09% through October 2003, 5.22% through 2004 and 5.72% through 2005.  As of December 31, 2002 and 2001, the notional amount of the term loan covered by the swap agreement was $4,400,000 and $5,600,000, respectively, and the fair value of the swap agreement was a liability of $212,000 and $3,124, respectively.  The fair value of the swap agreement is reflected on the balance sheet in Term loan, net of current portion.  Changes in fair value of the swap are reflected as adjustments to shareholders’ equity through other comprehensive income.  The interest rate under this swap agreement, including the risk-adjusted premium, was 6.09% and 4.67% at December 31, 2002 and 2001, respectively.

     Effective January 15, 2003, we entered into an Amended and Restated Credit Agreement with our bank that modified certain provisions of our credit agreement.  See Note 20 for more information.

11.  Lease Commitments

     The Company leases certain furniture and equipment under capital lease arrangements. The Company also leases office space and office equipment under operating leases. The minimum fixed, non-cancelable lease payments under the Company’s lease commitments at December 31, 2002 are as follows (in thousands):

Future minimum lease payments:

Year ended December 31:	Capital Leases	Operating Leases

2003	$630	$4,017
2004	412	3,416
2005	69	2,718
2006	—	1,378
2007	—	133

	1,111	$11,662

Less amount representing interest	(68)

Present value of lease payments	1,043
Current portion of capital lease obligations	578

Noncurrent portion of capital lease obligations	$465

     Capital lease obligations have effective interest rates that range from 2.7% to 9.5% and have aggregate monthly payments of approximately $53,000 and $88,000, at December 31, 2002 and 2001, respectively. A number of operating leases have escalation clauses for increases in real estate taxes, operating costs and inflation, and various renewal options for up to five years. Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $4,509,000, $3,638,000 and $2,076,000, respectively.  During the years ended December 31, 2001 and 2000, the Company entered into capital leases related to sales-leaseback transactions for property and equipment with a book value of approximately $312,000 and $1,584,000, respectively.

12.  Income Taxes

     The Company’s provision (benefit) for income taxes for the years ended December 31 consisted of the following (in thousands):

	2002	2001	2000

Current:
Federal	$(1,966)	$910	$150
Foreign	2,133	353	1,115
State	(150)	281	41

Total current provision	17	1,544	1,306
Deferred:
Federal	844	(2,829)	19
Foreign	(452)	—	—
State	181	(608)	4

Total deferred provision (benefit)	573	(3,437)	23

Total provision (benefit)	$590	$(1,893)	$1,329

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	2002	2001	2000

Expected statutory amount	$(231)	$(1,838)	$1,063
Amortization of goodwill	—	265	81
Nondeductible meals and entertainment and other	127	27	19
Foreign income taxes	780	(103)	122
State income taxes, net of federal benefit	(336)	(244)	44
Change in valuation allowance	250	—	—

Total provision (benefit)	$590	$(1,893)	$1,329

     U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $5.8 million of undistributed earnings for non-U.S. subsidiaries.  We intend to reinvest these earnings indefinitely in operations outside the U.S.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The tax effects of significant temporary differences that comprise the deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2002	2001

Deferred tax assets:
Bad debt	$655	$1,166
Accrued employee benefits and severance	487	341
Goodwill	—	568
Inventory basis difference	—	1,983
Net operating and capital loss carryforward	1,863	121
Deferred compensation	573	195
Deferred income	498	—
Depreciation	111	330
Other expense items	452	234

Total deferred tax assets	4,639	4,938
Total deferred tax liabilities	(24)	—
Valuation allowance	(250)	—

Net deferred tax assets	$4,365	$4,938

     We have provided a valuation allowance on our deferred tax assets of $250,000 as of December 31, 2002 related to certain state net operating loss carryforwards that are not more likely than not to be realized.

     As of December 31, 2002, our federal and state net operating loss carryforwards for income tax purposes were approximately $3 million and $8 million, respectively.  If not utilized, the federal net operating loss carryforwards will expire in 2022 and the state net operating loss carryforwards will begin to expire in 2005.  As of December 31, 2002, our federal capital loss carryforwards for income tax purposes was $468,000 and, if not utilized, will expire in 2006.

     Deferred tax assets and liabilities are reflected on the Company’s consolidated balance sheets at December 31 as follows (in thousands):

	2002	2001

Net current deferred tax assets	$2,641	$4,040
Net non-current deferred tax assets	1,724	898

Net deferred tax assets	$4,365	$4,938

13.  Employee Benefit Plans

Employee Savings Plans

     The Company sponsors defined contribution plans for its eligible employees in the United States and Canada. The U.S. plan covers substantially all of the Company’s U.S. employees. Participants may contribute to the plan an amount between 1% and 15% of their total annual compensation. The Company makes matching contributions of 20% of each participant’s contributions up to 10% of annual compensation. The Canadian plan covers substantially all of the Company’s Canadian employees. Participants may contribute to the plan an amount between 1% and 18% of their total annual compensation. The Company makes matching contributions of 50% of each participant’s contributions up to 5% of annual compensation. Company matching contributions under all defined contribution savings plans amounted to approximately $855,000, $782,000 and $839,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Deferred Compensation Plan

     In 2000, the Company established a non-qualified deferred compensation plan for certain executives and directors, which provides the opportunity for participants to enter into agreements for the deferral of a specified percentage of their cash compensation. The amount of compensation to be deferred is determined by participant elections, subject to plan limitations. The Company may make discretionary contributions, which are subject to a vesting schedule. The amount distributed will be based on the amounts deferred, as increased or decreased for deemed investment in mutual funds or other investments designated by the participant from choices offered by the Company. Contributions to the plan are held in a “Rabbi Trust,” the net assets of which are consolidated into the financial statements of the Company. Such investments consist primarily of marketable equity securities, classified as trading securities, which have been included in deposits and other assets on the consolidated balance sheet at their fair value of approximately $1,213,000 and $779,000 at December 31, 2002 and 2001, respectively. Unrealized gains and losses on investments held in the “Rabbi Trust” are recognized in net income of the period in which they occur. The deferred compensation obligation is included in capital lease obligations, net of current portion and other on the consolidated balance sheets.  Changes in the fair value of the deferred compensation obligation are recognized in net income in the period they occur.

14.  Shareholders’ Equity

Employee Stock Purchase Plan

     The Company has a qualified Employee Stock Purchase Plan (ESPP) under section 423 of the Internal Revenue Code, with a total of 2,000,000 shares reserved for issuance thereunder. The ESPP enables substantially all employees in the United States and Canada to subscribe to purchase shares of common stock on a quarterly basis. The purchase price is determined as the lower of 85% of the fair market value of the shares on the first day of the quarter or 85% of the fair market value of the shares on the last trade day of the quarter. During 2002, 2001 and 2000, the Company issued 218,247, 740,882 and 331,125 shares, respectively, at an average price per share of $0.76, $0.89 and $3.31, respectively.  The Company indefinitely suspended the ESPP effective in 2002.

Stock-Based Compensation

     Under the 1996 Equity Compensation Plan, as amended, (the “Plan”) the Company is authorized to grant stock options to employees, officers, directors and consultants. The Plan provides for the issuance of up to 7.6 million shares of common stock for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, and restricted stock awards up to a maximum of 1.6 million shares of common stock to an individual in any one year. Generally, these grants vest ratably over a four or five year period and expire six to ten years after the date of grant. The exercise price of options granted under the Plan is equal to or greater than the fair market value on the date of grant. The Company accounts for employee stock options under APB Opinion No. 25.   The Company recognized approximately $277,000 (see Note 16), $25,000 and $106,000 of compensation expense related to stock options granted during the years ended December 31, 2002, 2001 and 2000, respectively.

     A summary of the Company’s stock option plan activity for the years ended December 31, 2002, 2001, and 2000 is presented below:

	Number of Option Shares	Exercise Price Per Share	Weighted-Average Exercise Price

Outstanding, January 1, 2000	2,604,704	$ 2.00 - $ 8.50	$4.09
Granted	2,056,150	1.35 - 8.27	6.21
Canceled	(765,822)	2.00 - 8.50	5.47
Exercised	(216,664)	2.00 - 8.50	3.77

Outstanding December 31, 2000	3,678,368	$ 1.35 - $ 8.50	$5.01
Granted	1,755,052	1.50 - 2.09	1.59
Canceled	(606,794)	1.35 - 8.27	3.58
Exercised	(8,916)	1.35 - 2.09	1.83

Outstanding December 31, 2001	4,817,710	$ 1.35 - $ 8.27	$3.91
Granted	1,200,000	1.37 - 2.00	1.97
Canceled	(1,685,382)	1.35 - 8.27	4.58
Exercised	(131,208)	1.35 - 2.00	1.85

Outstanding December 31, 2002	4,201,120	$ 1.35 - $8.27	$3.15

     The following summarizes information about the Company’s stock options outstanding at December 31, 2002:

	Outstanding			Exercisable

Range of Exercise Prices	Number of Option Shares	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Option Shares	Weighted Average Exercise Price

$ 1.35 - $ 1.99	2,352,780	5.12	$1.70	1,010,468	$1.60
2.00 - 4.13	857,842	3.97	2.78	417,648	3.40
4.38 - 5.63	430,748	2.56	5.15	359,248	5.15
8.27 - 8.27	559,750	3.87	8.27	305,588	8.27

$ 1.35 - $ 8.27	4,201,120	4.45	$3.15	2,092,952	$3.54

     As of December 31, 2002, 2001 and 2000, options of 2,092,952, 1,585,600 and 1,037,474, respectively, were exercisable with a weighted average exercise price of $3.54, $4.52 and $3.76, respectively. As of December 31, 2002, 2001 and 2000, approximately 1.8 million, 0.5 million and 1.5 million options were available for grant, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 2002, 2001 and 2000: risk-free interest rates of 4.25, 4.39 and 5.94 percent, respectively and no expected dividend yields.  An expected life of 5 years was assumed in the model for each period presented. In 2002, 2001 and 2000, the expected volatility was 60%, 107% and 93%, respectively. Using these assumptions, the fair value of the stock options granted in 2002, 2001 and 2000 on a per share, weighted average basis was $0.94, $0.94 and $4.63, respectively, which would be amortized as compensation expense over the vesting period of the options.

     Had compensation cost for these plans been recognized under SFAS No. 123, the Company’s net (loss) income and (loss) earnings per share would have been as follows for the years ended December 31 (in thousands, except per share amounts):

	2002	2001	2000

Consolidated net (loss) income:
As reported	$(1,269)	$(3,513)	$1,798
Pro forma	(2,947)	(5,952)	(1,009)
Basic net (loss) income per common share:
As reported	(0.07)	(0.19)	0.10
Pro forma	(0.17)	(0.31)	(0.06)
Diluted net (loss) income per common share:
As reported	(0.07)	(0.19)	0.10
Pro forma	(0.17)	(0.31)	(0.06)

Stock Repurchase Program

     In 2001, the Company’s Board of Directors authorized the repurchase of up to 2 million shares of its common stock in the open market or through negotiated transactions. During 2001, approximately 0.7 million  shares were repurchased under this program.  During 2002, the remaining 1.3 million shares were repurchased.

     In 2002, the Company’s Board of Directors authorized the repurchase of up to $3 million of its common stock in the open market or through other transactions. The timing and number of shares repurchased will be determined by management and depend on market conditions and other factors.  During 2002, 3,600 shares were repurchased under this program.

15.  Segment and Geographic Information

     The Company operates two business segments: Managed IT Solutions and Healthcare IT Solutions.

Managed IT Solutions

     The Managed IT Solutions segment consists of Application Management Services, IT Infrastructure Support Services, and Professional Staffing Services.

Application Management Services

     Our Application Management Services business provides outsourcing services encompassing application development, application maintenance, and complete lifecycle application support for custom and packaged applications across legacy, client server and web-based platforms.  These services are generally performed under long-term contracts in which we assume responsibility for our clients’ business applications with the goal of reducing our clients’ operating costs, improving the quality and operation of existing client applications, and enabling clients to focus their key resources on core business competencies.

IT Infrastructure Support Services

     Our IT Infrastructure Support Services offerings include Data Center Management and Network and Desktop Management Services.

     Our Data Center Management business provides outsourcing services encompassing all aspects of data center IT infrastructure management including console operations, tape and print operations, technical support, disaster planning, data recovery, data security, systems planning, and library services.  These services are generally performed under long-term contracts in which we assume responsibility for operations in our clients data center with the goal of mitigating our clients risk for price escalation and hardware obsolescence, and implementing best practices in the areas of personnel recruiting, training, and retention.  In addition, we offer assistance to clients transitioning to new or upgraded data centers.

     Our Network and Desktop Management Services business provides general IT infrastructure consulting and help desk services.  Services include server management, network management, hardware installations, moves and upgrades as well as 24x7 help desk services.

Professional Staffing Services

     Our Professional Staffing Services business offers skilled IT personnel, primarily on a time-and-materials basis, to fill short or indefinite term requirements on a temporary, temporary to permanent, or permanent basis.

Healthcare IT Solutions

     The Healthcare IT Solutions segment provides managed care software application solutions under software license agreements via its MC400 and EZ-CAP software solutions. Our MC400 software provides a comprehensive solution for healthcare benefit organizations (health maintenance organizations, indemnity insurance plans, physician hospital organizations, independent physician organizations and self-insured employer plans, among others).  The MC400 system is web-enabled and provides over thirty modules that include claims processing, patient care management, eligibility, enrollment, utilization, internet connectivity, data warehousing, care management and web portals in one integrated system. EZ-CAP provides secure, web-enabled modules for authorizations, premium billing, capitation payment, data reconciliation, benefit administration, contract management, and health plan and member eligibility management.

     The Company evaluates the performance of each segment based on segment revenues and gross profit. Summary information by segment as of and for the years ended December 31 is as follows (in thousands):

	2002	2001	2000

Managed IT Solutions
Revenues	$143,958	$144,535	$138,919
Gross profit	32,270	20,330	20,002
Segment assets	39,018	44,528	55,518
Healthcare IT Solutions
Revenues	$23,098	$18,565	$13,666
Gross profit	13	6,239	4,678
Segment assets	27,275	23,019	9,791
Segment totals
Revenues	$167,056	$163,100	$152,585
Gross profit	32,283	26,569	24,680
Segment assets	66,293	67,547	65,309

     The following table reconciles reportable gross profit and segment assets to the Company’s consolidated totals. Selling, general and administrative expenses and interest and other income and expenses are not allocated to segments (in thousands):

As of and for the years ended December 31,

	2002	2001	2000

Gross profit for reportable segments	$32,283	$26,569	$24,680
Selling, general and administrative expenses unallocated	32,401	32,226	22,675

Total consolidated (loss) income from operations	(118)	(5,657)	2,005
Interest and other (expense) income, net	(561)	251	1,122

Total consolidated (loss) income before income taxes	$(679)	$(5,406)	$3,127

Total assets for reportable segments	$66,293	$67,547	$65,309
Note receivable, OAO Corporation	—	1,714	2,160
Income taxes unallocated	6,245	5,296	2,108

Total consolidated assets	$72,538	$74,557	$69,577

     The Company generated substantially all of its revenues in the United States and Canada during the three years ended December 31, 2002. The following represents a summary of information by geographic area (in thousands):

	For the years ended December 31,

	2002	2001	2000

Revenues:
United States	$95,934	$109,172	$117,711
Canada	58,410	46,097	29,019
Other consolidated entities	12,712	7,831	5,855

	$167,056	$163,100	$152,585

(Loss) income before income taxes:
United States	$(3,867)	$(7,690)	$1,040
Canada	2,481	1,842	1,390
Other consolidated entities	707	442	697

	$(679)	$(5,406)	$3,127

Identifiable assets:
United States	$65,541	$58,311	$59,049
Canada	2,582	14,165	9,016
Other consolidated entities	4,415	2,081	1,512

	$72,538	$74,557	$69,577

16.  Severance and Other Termination Costs

Gregory A. Pratt

     On April 19, 2002, Charles A. Leader succeeded Gregory A. Pratt as President and Chief Executive Officer. Mr. Pratt was named Vice Chairman of the Board of Directors of the Company. In his new role, Mr. Pratt assumed the responsibilities for merger and acquisition activity and corporate development.

     Effective April 19, 2002, the Company and Mr. Pratt entered into a Transition Agreement and General and Special Release (the “Transition Agreement”), which finalized the terms of his resignation and severance in accordance with his employment agreement. As part of the Transition Agreement, Mr. Pratt will continue to receive certain payments through July 2003 in accordance with his employment agreement.  Accordingly, severance for Mr. Pratt in the amount of $614,000 was recorded during the year ended December 31, 2002.

     In accordance with the Transition Agreement, (i) all unexercised options granted to Mr. Pratt other than the 750,000 stock options to buy the Company’s common stock (the “common stock”) granted to Mr. Pratt in 2001, were forfeited and (ii) the term of 750,000 stock options to buy the Company’s common stock granted to Mr. Pratt in 2001 was extended through January 1, 2008.  As a result, the intrinsic value of the 2001 stock options was re-measured on April 19, 2002, resulting in expense of approximately $277,000 during the year ended December 31, 2002.  The Transition Agreement provides that upon exercise of the 2001 grant and disposition of such shares, the proceeds must be used to repay any remaining obligations under Mr. Pratt’s term note (see Note 17) to the Company.

     In addition, in connection with the Transition Agreement, Mr. Pratt’s term note to the Company was amended to, among other things, provide the Company with an option to declare all amounts outstanding under the term note due and payable within 10 business days of any date on which the fair market value of the Company’s common stock equals or exceeds $3.91 per share. Mr. Pratt’s term note, as amended, was grandfathered under the provisions of the Sarbanes-Oxley act of 2002.

Managed IT Solutions

     During the year ended December 31, 2002, 30 positions were eliminated in our Managed IT Solutions segment.  All 30 employees were terminated prior to December 31, 2002.  As a result, Severance and Other Termination Costs of approximately $994,000 was recognized.  As a result of these cost cutting measures, certain office space was vacated during 2002.  Lease termination fees of approximately $150,000 were incurred and recorded in Severance and Other Termination Costs.

Healthcare IT Solutions

     During the year ended December 31, 2002, 19 positions were eliminated in our Healthcare IT Solutions segment.  All 19 employees were terminated prior to December 31, 2002.  As a result, Severance and Other Termination Costs of approximately $130,000 was recognized during the year ended December 31,2002.

     Approximately $524,000 of Severance and Other Termination Costs remain in accrued compensation and benefits on the consolidated balance sheet as of December 31, 2002.  These amounts are expected to be paid in 2003.

17.  Related Party Transactions

OAO Corporation

     The Company and OAO Corporation (OAO) were related parties during 2001 because a member of the Board of Directors of the Company (Cecile D. Barker) held a substantial ownership interest in OAO Corporation. In December 2001, Mr. Barker sold his entire interest in OAO.

     Mr. Barker agreed to consult to the Company beginning in January 2002. Mr. Barker is owed a fee of $10,000 per month for his efforts, commencing on January 1, 2002 pursuant to a Professional Services Agreement. The Professional Services Agreement was approved by the Board of Directors in 2001. The agreement has a one-year term and will automatically renew for successive one-year terms in the absence of written notice from either party.  The renewal of this agreement for 2003 was approved by the Audit Committee of the Board of Directors in 2002. During the year ended December 31, 2002 the Company accrued fees of $120,000 related to this agreement.

     In 1999, the Company loaned OAO approximately $2.5 million. The demand note required minimum quarterly principal payments of $90,000 plus interest at the prime rate plus 2.5%, and was secured by approximately 1.3 million shares of the Company’s common stock beneficially owned by Mr. Barker. There was approximately $0 and $1.7 million due from OAO under this note as of December 31, 2002 and 2001, respectively. This note was paid in full in January 2002.

     During 2001 and 2000, the Company served as a subcontractor on several contracts with OAO. Revenues for the years ended December 31, 2001 and 2000 under these contracts totaled $307,000 and $871,000, respectively. The Company had $690,000 in receivables due from OAO as of December 31, 2001.

Other

     The Company had an administrative service agreement with Safeguard Scientifics, Inc., which was terminated effective April 1, 2000. The agreement provided for payment of an administrative fee, not to exceed $500,000 per year. The Company incurred an administrative fee of $124,000 during the year ended December 31, 2000 in connection with this agreement.

     On October 22, 2001, Terrapin Partners Subsidiary LLC (“Terrapin Partners”), an affiliate of J.F. Lehman & Company, Inc. (“JFL”), acquired all 5.7 million shares of the Company’s common stock held by Safeguard Scientifics, Inc. and two of its affiliates (“Safeguard”). Mr. Barker (Vice Chairman of the Company’s Board of Directors), Mr. Pratt (then President and Chief Executive Officer of the Company and current Vice Chairman of the Company’s Board of Directors), and Mr. Fox (Senior Vice President of Finance and Chief Financial Officer of the Company) contributed an aggregate of 1,369,458 shares of the Company’s common stock to Terrapin Partners in exchange for a like number of common units of Terrapin Partners’ parent, Terrapin Partners Holding Company LLC, with an initial stated value of $1.65 per unit. In addition, Mr. Pratt and Mr. Fox were granted certain incentive based units in Terrapin Partners Holding Company LLC.   John F. Lehman, the Chairman of the Board of Directors of the Company, is a founding member and the Chairman and Chief Executive Officer of JFL. Mr. Glickman, Mr. Mintz and Mr. Sawyer, each a member of the Board of Directors of the Company, are all affiliated in various capacities with JFL, and Gen. Kelley (Ret.), also a member of the Board of Directors of the Company, is an indirect investor in an investment fund managed by JFL.

     In connection with the Terrapin Partners transactions, on October 22, 2001, Mr. Barker entered into a Voting Agreement and Irrevocable Proxy with Terrapin Partners pursuant to which Mr. Barker, with respect to 1,826,400 shares of the Company’s common stock that he beneficially owns, but that are pledged to secure obligations (the “Pledged Shares”), (i) agreed to vote the Pledged Shares in accordance with voting instructions received from Terrapin Partners, (ii) granted Terrapin Partners an irrevocable proxy to vote the Pledged Shares and (iii) agreed to contribute the Pledged Shares to Terrapin Partners in exchange for a like number of common units with an initial stated value of $1.65 per unit upon any or all of the Pledged Shares becoming unencumbered. On October 4, 2002, 1,485,350 shares of Common Stock that were previously subject to the Voting Agreement and Irrevocable Proxy, dated October 22, 2001, became unencumbered and were contributed to Terrapin Partners in exchange for a like number of common units with an initial stated value of $1.65 per unit. 341,050 shares of Common Stock remain the subject of the Voting Agreement and Irrevocable Proxy.

     In connection with the Terrapin Partners transactions, and as a condition to the Board of Directors of the Company approving those transactions for purposes of Section 203 of the Delaware General Corporation Law, the Company, Terrapin Partners and an affiliate of JFL, J.F. Lehman Equity Investors I, L.P. (“JFLEI”), entered into a Stockholders Agreement, dated as of October 22, 2001 (the “Stockholders Agreement”). Pursuant to the Stockholders Agreement, the parties thereto agreed that during the term of the Stockholders Agreement, the Board of Directors of the Company would continue to maintain a committee of independent directors (the “Independent Committee”) consisting of at least three members of the Board of Directors that are neither executive officers of the Company nor affiliated with JFLEI, Terrapin Partners or their affiliates. Additionally, the Company agreed that during the term of the Stockholders Agreement it would not approve any “Material Transaction” without the consent of at least a majority of the members of the Independent Committee. A “Material Transaction” is defined to mean (i) any transaction or series of related transactions between the Company and Terrapin Partners, JFLEI or their affiliates (A) with a value in excess of $375,000 in the aggregate or (B) which is reasonably likely to have a material effect on the Company’s business, financial condition, results of operations or prospects or (ii) any reverse stock split by the Company of its voting securities.

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

     Notwithstanding the foregoing, Terrapin Partners and its affiliates are entitled to purchase voting securities of the Company (1) through open-market transactions not to exceed 5% of the voting securities of the Company in the aggregate or (2) if (a) such purchase is made as a result of a transaction (or a series of transactions) in which Terrapin Partners or its affiliates acquire or offer to acquire all of the outstanding voting securities of the Company, (b) the transaction is approved by a majority of the independent directors and the consideration to be paid for the voting securities is deemed to be fair from a financial point of view in an opinion issued by an investment banking firm retained by the Independent Committee and (c) the transaction is approved by the holders of a majority of the outstanding voting securities of the Company (excluding for the purposes of such calculation any voting securities owned by Terrapin Partners, JFLEI or their affiliates or any other person acting in concert with Terrapin Partners, JFLEI and their affiliates).

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

     Effective October 22, 2001, the Company entered into a Management Agreement with JFL that provides for payment of an administrative and consulting fee of $375,000 per year, plus the reimbursement of reasonable out-of-pocket expenses. The Company incurred $375,000 and $72,000 related to this agreement during 2002 and 2001, respectively. The Management Agreement has a two-year term, but will automatically renew for successive two-year terms in the absence of written notice from one party given to the other at least one year prior to the scheduled termination date. The renewal of this agreement for 2003 and 2004 was approved by the Audit Committee of the Board of Directors in 2002. In addition, the Management Agreement automatically terminates upon the sale of all or substantially all of the capital stock or assets of the Company to an unaffiliated third party.

     In addition, in connection with Terrapin Partners’ transactions, the Company paid legal and other administrative expenses on behalf of the Company, Terrapin Partners and certain members of Terrapin Partners totaling approximately $281,000 in 2001.

     On July 14, 1999, Mr. Pratt acquired 750,000 shares of common stock of the Company, $.01 par value, at $3.91 per share, in exchange for a $2.9 million full recourse note, bearing interest of 5.82% due July 14, 2004. Interest accrued on this note at December 31, 2002 was $599,000. The shares were pledged as collateral for the note, which Mr. Pratt has personally guaranteed. During 2001, the note was amended to, among other things, (i) extend the maturity date to July 14, 2008 and (ii) provide for the substitution of collateral, whereby the 750,000 shares of the Company’s common stock were released to Mr. Pratt in exchange for the pledge of 750,000 common units of Terrapin Partners Holding Company LLC.  During 2002, this note was amended in connection with Mr. Pratt’s Transition Agreement (see Note 16 for more information.)

     On November 1, 2001, Mr. Pratt was granted the right to purchase up to 750,000 shares of the Company’s common stock at a price of $1.65 per share, in exchange for a $1.2 million full recourse note. This right is included in the Company’s stock option disclosures (see Note 14.)  In accordance with Mr. Pratt’s Transition Agreement (See Note 16 for more information), the proceeds from the grant and disposition of these shares must be used to repay any remaining obligations under Mr. Pratt’s term note to the Company.

18.  Contingencies

     The Company from time to time is involved in various litigation arising in the normal course of business. In management’s opinion, the Company’s ultimate liability or loss, if any, resulting from such litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

     There are contingent liabilities with respect to tax matters, certain contracts and other matters occurring in the normal course of business.  In the opinion of management, all such matters are adequately covered by insurance or other accruals, and if there are any not so covered, are without merit or of such kind, or involve such amounts, as would not have a significant effect on the consolidated financial condition or results of operations of the Company.

     In our Healthcare IT Solutions segment, we have not met certain obligations under some of our customer agreements relating to requirements to implement the software within certain time frames.  Certain customers have notified us of their intent to terminate their contract and/or to seek compensation due to such delays. Currently we are not able to determine the amount, if any, of such compensation nor do we believe that any material compensation will be paid.

19.  Quarterly Financial Data (Unaudited)

     Set forth below is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except per share amounts):

	2002 Quarters Ended

	March 31	June 30 (3)	Sept. 30	Dec. 31

Revenues	$40,317	$42,983	$40,490	$43,266
Gross profit	$7,530	$8,863	$6,230	$9,660
Net income (loss)	$321	$375	$(1,351)	$(614)
Net income (loss) per common share:
Basic and diluted	$0.02	$0.02	$(0.08)	$(0.03)

	2001 Quarters Ended

	March 31	June 30 (1)	Sept. 30	Dec. 31 (2)

Revenues	$39,515	$40,380	$40,331	$42,874
Gross profit	$6,514	$2,555	$8,097	$9,403
Net income (loss)	$346	$(3,271)	$766	$(1,354)
Net income (loss) per common share:
Basic and diluted	$0.02	$(0.18)	$0.04	$(0.07)

(1) Gross profit for the quarter ended June 30, 2001 includes the write-down of prepaid software licenses of approximately $5.1 million, see Note 6 for more information.  In addition, net loss for the quarter ended June 30, 2001 includes a write-down of an investment totaling approximately $0.4 million.  See Note 9 for more information.

(2) Net loss for the quarter ended December 31, 2001 includes the write-down of impaired assets and other costs of approximately $2.9 million.  See Note 9 for more information.

(3) Gross profit for the quarter ended June 30, 2002 includes a gain related to the reversal of liabilities for commitments to purchase software licenses of approximately $1.4 million.  See Note 6 for more information.

20.  Subsequent Event

     Effective January 15, 2003, we entered into an Amended and Restated Credit Agreement with our bank (the 2003 Amendment) that modified certain provisions of our credit agreement described in Note 10.  The 2003 Amendment, among other things, requires bank approval for any acquisitions and modified certain financial and other restrictive covenants.  In addition, the 2003 Amendment increased the minimum commitment fee on the unused balance and increased the risk-adjusted interest rate premium on amounts outstanding.

     Our credit agreement, as amended by the 2003 Amendment, provides a $15 million revolving line of credit  (“Revolver”) and a $9 million term loan facility.  The Revolver provides for a commitment fee of 0.45% to 0.50% of the unused balance and interest at the prime rate or, at the Company’s option, at LIBOR plus a risk-adjusted premium.  The Revolver matures on September 30, 2003. Draws under the Revolver in cash or letters of credit are limited to a formula driven borrowing base determined by the levels of certain receivables and other factors, as defined in the agreement. The credit agreement’s term loan facility was drawn on in full to fund the EZ-CAP acquisition and bears interest at LIBOR plus a risk-adjusted premium. The risk-adjusted premium on the Revolver and term loan ranges from 2.05% to 4.00% based on the outcome of certain financial covenants. The term loan facility matures on September 30, 2006 and is due in sixty equal monthly principal payments, plus interest.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS O F THE REGISTRANT.

     The information required by this Item is incorporated by reference to the sections of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2003 (the “Proxy Statement”), entitled “Election of Directors — Nominees,” “Executive Officers” and “Common Stock Ownership of Principal Shareholders and Management — Compliance with Section 16(a) Beneficial Ownership Reporting Compliance,” to be filed with the Commission.

Item 11.	EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Election of Directors — Compensation of Directors” and “Executive Compensation and Other Information,” to be filed with the Commission.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to the section of the Proxy Statement entitled “Common Stock Ownership of Principal Shareholders and Management,” to be filed with the Commission.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to the sections of the Proxy Statement entitled “Election of Directors — Nominees” and “Executive Compensation and Other Information — Compensation Committee Interlocks and Insider Participation,” to be filed with the Commission.

PART IV

Item 14.	CONTROLS AND PROCEDURES.

a)	Evaluation of disclosure controls and procedures.

     As required by Rule 13a-14 under the Exchange Act, (the “Act”) within 90 days prior to the filing date of this annual report (the “Evaluation Date”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer.  Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)	Changes in internal controls.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) (1)	Financial Statements

The financial statements listed in the accompanying Table of Contents to Consolidated Financial Statements are filed as part of this Form 10-K, commencing on page 29.

(a) (3)	Exhibits

The exhibits are listed in the index to Exhibits appearing below.

(b)	Reports on Form 8-K

(1) On October 8, 2002, the Registrant filed a Current Report on Form 8-K to report under Item 9 (Regulation FD Disclosure) that on October 4, 2002, OAO Technology Solutions, Inc. announced preliminary results for the 2002 third quarter and provided revised guidance for fiscal year 2002.

(c)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (2)

3.2	Amended and Restated By-Laws of the Company. (2)

10.1	Conformed form of Vendor Agreement between the Company and Integrated Systems Solutions Corporation, as amended. (2)

10.2	Basic Order Agreement between Digital Equipment Corporation and OAO Canada Limited/OAO Technology Solutions, Inc. (2) (4)

10.3	Amended and Restated OAO Technology Solutions, Inc. 1996 Equity Compensation Plan. (2)

10.4	Employment Agreement between William R. Hill and the Company, dated April 1, 1996. (2)

10.5	Employment Agreement between Gregory Pratt and Company dated June 1, 1998 (5)

10.6	Employment Agreement between Ron Branch and Company dated December 1, 1998 (7)

10.7	Stock Purchase Agreement, dated July 24, 1998, among the Company, OAO Services, Inc., OAO Corporation and William Hill (3)

10.8	Registration Rights Agreement between Gregory Pratt and Company dated November 1, 1998 (7)

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

10.18	First Amendment, dated October 18, 2001, to Amended and Restated OAO Technology Solutions, Inc. Restricted Stock Grant Letter. Date of grant : July 14, 1999 issued to Gregory A. Pratt.(15)

10.19	Second Amended and Restated Term Note dated July 14, 1999 between the Company and Gregory A. Pratt.(15)

10.20	Second Amended and Restated Pledge Agreement dated October 18, 2001 between the Company and Gregory A. Pratt.(15)

10.21	Employment Agreement between Gregory Pratt and the Company dated December 1, 2001.(15)

10.22	Professional Services Agreement between Cecil Barker and the Company dated January 1, 2002.(15)

10.23	Management Agreement between J.F. Lehman & Company and OAOT dated January 1, 2002.(15)

10.24	Employment Agreement between Jeffrey Fox and the Company dated October 22, 2001.(15)

10.25	Customer Solutions Agreement between International Business Machines Corporation and OAOT dated December 29, 1998.(15)

10.26	Stockholders agreement dated October 22, 2001, by and among OAO Technology Solutions, Inc., Terrapin Partners Subsidiary LLC, and J.F. Lehman Equity Investors I, L.P.(15)

10.27	Transition Agreement and General and Special Release by and among OAO Technology Solutions, Inc. and Gregory A. Pratt.(16)

10.28	Third Amended and Restated Term Note by and among OAO Technology Solutions, Inc. and Gregory A. Pratt.(16)

10.29	Settlement Agreement and Mutual Release in Full by and among OAO Technology Solutions, Inc. and Siebel Systems, Inc.(16)

10.30	Employment Agreement by and among OAO Technology Solutions, Inc. and Charles A. Leader.(16)

10.31	Employment Agreement by and among OAO Technology Solutions, Inc. and James Ungerleider.(16)

10.32	Second Amendment to the Credit Agreement dated June 30, 1999 by and among OAO Technology Solutions, Inc. and its subsidiaries and Bank of America, N.A. (successor in interest to NationsBank, N.A.)(16)

10.33	Amended and Restated Credit Agreement dated as of January 15, 2003 by and among OAO Technology Solutions, Inc. and its subsidiaries and Bank of America, N.A. (1)

21.1	Subsidiaries of the Registrant.

OAO Healthcare Solutions, Inc., OAO Technology Solutions Federal Systems, Inc., OAO Technology Solutions (Canada) Inc., OAO Technology Solutions Europe B.V., OAO Technology Solutions de Mexico, S.A. de C.V., OAO Technology Solutions UK Limited, OAO Health Services Processing, Inc., Canadian Network Resources, Ltd., OAO Transition, LLC, OAO Deutschland GmbH, OAO Technology Solutions italia Srl., OAO Technology Solutions France SARL, OAO Technology Solutions Belgium SPRL.

23.1	Independent Auditors’ Consent. (1)

99.1	Press Release dated August 16, 2001. (11)

99.2	Press Release dated October 23, 2001. (12)

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

99.5	Certification of Charles A. Leader pursuant to 18 U.S.C. Section 1350. (1)

99.6	Certification of J. Jeffrey Fox pursuant to 18 U.S.C. Section 1350. (1)

(1)	Filed herewith.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-00796) declared effective on October 22, 1997.

(3)	Incorporated by reference to the Company’s current report on Form 8-K, filed on August 7, 1998.

(4)	Confidential Treatment Requested. The entire agreement has been filed separately with the Securities and Exchange Commission.

(5)	Incorporated by reference to the Company’s Form 10Q, filed on August 14, 1998.

(6)	Incorporated by reference to the Company’s Form S-8, filed on March 30, 1999.

(7)	Incorporated by reference to the Company’s Form 10-K, filed on March 30, 1999.

(8)	Incorporated by reference to the Company’s Form 10-Q, filed on August 16, 1999.

(9)	Incorporated by reference to the Company’s Form 10-Q, filed on November 15, 1999.

(10)	Incorporated by reference to the Company’s Form S-8, filed on July 13, 1999.

(11)	Incorporated by reference to the Company’s Form 8-K, filed on September 14, 2001.

(12)	Incorporated by reference to the Company’s Form 8-K, filed on November 6, 2001.

(13)	Incorporated by reference to the Company’s Form 8-K/A, filed on November 9, 2001.

(14)	Incorporated by reference to the Company’s Form 10-Q, filed on November 14, 2001.

(15)	Incorporated by reference to the Company’s Form 10-K, filed on March 28, 2002.

(16)	Incorporated by reference to the Company’s Form 10-Q, filed on August 14, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAO TECHNOLOGY SOLUTIONS, INC.

March 27, 2003	/s/ CHARLES A. LEADER

Charles A. Leader President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES A. LEADER	President and Chief Executive Officer, Director (Principal Executive Officer)	March 27, 2003

Charles A. Leader

/s/ J. JEFFREY FOX	Senior Vice President of Finance and Chief Financial Officer	March 27, 2003

J. Jeffrey Fox

/s/ JOHN F. LEHMAN	Chairman of the Board of Directors	March 27, 2003

John F. Lehman

/s/ CECILE D. BARKER	Vice Chairman of the Board of Directors	March 27, 2003

Cecile D. Barker

/s/ GREGORY A. PRATT	Vice Chairman of the Board of Directors	March 27, 2003

Gregory A. Pratt

/s/ YVONNE BRATHWAITE BURKE	Director	March 27, 2003

Yvonne Brathwaite Burke

/s/ FRANK B. FOSTER, III	Director	March 27, 2003

Frank B. Foster, III

/s/ RICHARD B. LIEB	Director	March 27, 2003

Richard B. Lieb

/s/ LOUIS N. MINTZ	Director	March 27, 2003

Louis N. Mintz

/s/ GEN. PAUL X. KELLEY (RET.)	Director	March 27, 2003

Gen. Paul X. Kelley (Ret.)

/s/ GEORGE A. SAWYER	Director	March 27, 2003

George A. Sawyer

/s/ DONALD GLICKMAN	Director	March 27, 2003

Donald Glickman

CERTIFICATIONS

I, Charles A. Leader, President and Chief Executive Officer of OAO Technology Solutions, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of OAO Technology Solutions, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ CHARLES A. LEADER

Charles A. Leader President and Chief Executive Officer

CERTIFICATIONS

I, J. Jeffrey Fox, Senior Vice President of Finance and Chief Financial Officer of OAO Technology Solutions, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of OAO Technology Solutions, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ J. JEFFREY FOX

J. Jeffrey Fox Senior Vice President of Finance and Chief Financial Officer