Form 10-Q
period 2003-03-31
OAO TECHNOLOGY SOLUTIONS INC
filed 2003-05-15
CIK 1043476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-23173

OAO TECHNOLOGY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1973990 (I.R.S. Employer Identification No.)

7500 Greenway Center Drive Greenbelt, Maryland (Address of principal executive offices)	20770 (Zip Code)

Registrant’s telephone number, including area code (301) 486-0400

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

As of May 13, 2003, the registrant had outstanding 17,502,959 shares of its Common Stock, par value $0.01 per share.

OAO TECHNOLOGY SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2003

SIGNATURES	19

CERTIFICATIONS	20

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

OAO TECHNOLOGY SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$6,010	$9,085
Accounts receivable, net	33,617	35,620
Deferred income taxes	1,571	2,641
Income tax receivable	1,752	1,880
Other current assets	1,476	1,151

Total current assets	44,426	50,377
Property and equipment, net	4,581	4,751
Purchased and developed software for sale, net	816	978
Deposits and other assets	1,837	1,568
Deferred income taxes	2,710	1,724
Goodwill	10,088	10,088
Intangible assets, net	2,855	3,052

Total assets	$67,313	$72,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Term loan, current portion	$1,800	$1,800
Accounts payable	6,087	8,015
Accrued expenses	5,160	6,221
Accrued compensation and benefits	7,087	9,564
Income tax payable	1,523	2,121
Unearned revenue	3,764	3,500
Capital lease obligations, current portion	655	578

Total current liabilities	26,076	31,799
Capital lease obligations, net of current portion, and other	1,917	1,680
Term loan, net of current portion	4,705	5,012
Commitments and contingencies
Shareholders’ equity :
Preferred stock, par $.01 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par $.01 per share, 50,000,000 shares authorized; 17,502,959 and 17,499,209 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	175	175
Additional paid-in capital	39,431	39,383
Accumulated other comprehensive net loss	(1,354)	(1,006)
Shareholder receivable	(3,574)	(3,532)
Retained deficit	(63)	(973)

Total shareholders’ equity	34,615	34,047

Total liabilities and shareholders’ equity	$67,313	$72,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAO TECHNOLOGY SOLUTIONS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,

	2003	2002

Revenues	$45,336	$40,317
Direct costs	36,216	32,787

	9,120	7,530
Selling, general and administrative expenses	7,378	6,891

Income from operations	1,742	639
Interest income	11	27
Interest expense	(209)	(108)
Other	48	—

Income before income taxes	1,592	558
Provision for income taxes	682	237

Net income	910	321
Other comprehensive income (loss):
Net change in fair value of cash flow hedge	7	20
Foreign currency translation adjustment	(355)	(178)

Comprehensive income	$562	$163

Net income per common share:
Basic	$0.05	$0.02

Diluted	$0.05	$0.02

Weighted average number of shares outstanding:
Basic	17,502	18,432

Diluted	17,505	18,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAO TECHNOLOGY SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,

	2003	2002

Cash Flows from Operating Activities:
Net income	$910	$321
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	880	1,000
Deferred income taxes	84	—
Change in assets and liabilities:
Accounts receivable	2,003	(1,110)
Other current assets and income tax receivable	(197)	(922)
Deposits and other assets	(269)	(151)
Accounts payable	(1,928)	(674)
Accrued expenses and accrued compensation and benefits	(2,038)	(418)
Income tax payable	(598)	840
Unearned revenue	264	(359)
Other long-term liabilities	285	165

Net cash used in operating activities	(604)	(1,308)

Cash Flows from Investing Activities:
Purchase of business	(1,500)	—
Proceeds from repayment of note receivable, OAO Corporation	—	1,714
Expenditures for property and equipment	(194)	(355)

Net cash (used in) provided by investing activities	(1,694)	1,359

Cash Flows from Financing Activities:
Repurchase of common stock	—	(2,695)
Payments on term loan	(300)	(450)
Proceeds from sale of common stock	6	298
Payments on capital lease obligations	(128)	(239)

Net cash used in financing activities	(422)	(3,086)

Effect of exchange rate changes on cash	(355)	(178)

Net decrease in cash and cash equivalents	(3,075)	(3,213)
Cash and cash equivalents, beginning of period	9,085	9,060

Cash and cash equivalents, end of period	$6,010	$5,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAO TECHNOLOGY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.

Organization and Basis of Presentation

OAO Technology Solutions, Inc. (“the Company” or “OAOT”) provides managed IT services as a partner to global outsourcers, major corporations, and select government agencies. The Company began its operations in 1993 as a division of OAO Corporation, was incorporated in March 1996 and was spun off from OAO Corporation in April 1996. The Company operates two business segments: Managed IT Solutions and Healthcare IT Solutions.

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2002 and the Company’s other filings with the SEC. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2.

Earnings Per Share

Basic earnings per share has been calculated as net earnings divided by basic weighted-average common shares outstanding. Diluted earnings per share has been computed as net earnings divided by weighted-average common shares outstanding, and, when dilutive, potential common shares from options to purchase common stock using the treasury stock method. The dilutive effect of options of 3,100 and 512,000 shares were included in the calculation of diluted earnings per share for the three months ended March 31, 2003 and 2002, respectively.

3.

Segment Information

Summary information by segment is as follows (in thousands):

	Three months ended March 31,

	2003	2002

MANAGED IT SOLUTIONS
Revenues	$38,963	$34,155
Gross profit	8,159	6,152
HEALTHCARE IT SOLUTIONS
Revenues	6,373	6,162
Gross profit	961	1,378
TOTALS
Revenues	45,336	40,317
Gross profit	9,120	7,530
Selling, general and administrative expenses	7,378	6,891

Total consolidated income from operations	1,742	639
Interest and other expense, net	(150)	(81)

Total consolidated income before income taxes	$1,592	$558

4.

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, SFAS 145 rescinds both SFAS 4 “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS 4, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Through this rescission, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. This Statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 on January 1, 2003 did not have an impact on the Company’s consolidated financial condition or results of operations.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” which is effective January 1, 2003. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. This statement is effective for disposal activities initiated after December 31, 2002. The adoption of SFAS 146 on January 1, 2003 did not have an impact on the Company’s consolidated financial condition or results of operations.

5.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment to FAS 123”. This statement amended SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for its stock based employee compensation plan under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and does not intend to adopt the fair value method of accounting for stock based employee compensation prescribed by SFAS 123. Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Consolidated net income (loss):
As reported	$910	$321
Stock-based employee compensation expense based on the fair value method, net of related tax effect	(311)	(703)

Pro forma	$599	$(382)

Basic and diluted net income (loss) per common share:
As reported	$0.05	$0.02
Pro forma	$0.03	$(0.02)

6.

Severance and Other Termination Costs

Approximately $341,000 and $524,000 of Severance and Other Termination Costs are included in accrued compensation and benefits on the consolidated balance sheet as of March 31, 2003 and December 31, 2002, respectively. These amounts are expected to be paid in 2003.

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

Item 2.

OAO TECHNOLOGY SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

The statements that are not historical facts contained in this Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Condensed Consolidated Financial Statements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company’s actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to: dependence on key strategic and end-user customers, the ability to establish new strategic customer relationships, risks associated with fixed-price contracts, the ability to sustain and manage growth, lower than expected revenue growth and pricing pressure from strategic and other customers, inability to achieve marketing and sales goals and other business development initiatives including the ability to sell new healthcare software licenses, difficulties of investments in infrastructure, potential changes in the prevailing technology away from outsourcing IT applications, the failure of the Company to successfully develop new products that will enable us to remain competitive in the healthcare IT market, the failure of the Company to make necessary enhancements or developments to its existing software products, possible deferral of revenue, profit and cash flow from any increase in per-member, per month and/or percentage-of-completion basis software sales in relation to total software sales, inability to successfully install healthcare software sold on a timely or profitable basis, competition in the industry, general economic conditions and level of information technology service spending, the possibility that strategic or other customers could invoke termination clauses contained in the Company’s contracts, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the ability to successfully integrate recent acquisitions, the potential liability with respect to actions taken by its employees, ability to control and reduce costs of the business, risks associated with international sales including exposure to fluctuations between the U.S. dollar and other foreign currencies, the effect of major health concerns, such as Severe Acute Respiratory Syndrome (SARS) on our employees, customers and suppliers; and other risks described herein and in the Company’s other Securities and Exchange Commission filings.

Overview

OAOT is a global provider of information technology solutions as a partner to global outsourcers, major corporations, health benefit organizations, and government agencies. The Company operates two business segments: Managed IT Solutions and Healthcare IT Solutions.

We are subject to business risks resulting from the outbreak of Severe Acute Respiratory Syndrome (SARS), in particular as it relates to our services performed in Canada. SARS has not had an impact on our operations to date, however, there can be no assurance that SARS, and measures taken to combat its spread, will not adversely affect future operations or financial results. We currently do not anticipate that SARS will have a material adverse effect on our consolidated financial position or results of operations.

Managed IT Solutions

The Managed IT Solutions segment consists of Application Management Services, IT Infrastructure Support Services, and Professional Staffing Services. Our federal sector business provides information technology solutions to select government agencies, either directly or as a subcontractor to other corporations.

Application Management Services

Our Application Management Services business provides outsourcing services encompassing application development, application maintenance, and complete lifecycle application support for custom and packaged applications across legacy, client server and web-based platforms. These services are generally performed under long-term contracts in which we assume responsibility for our clients business applications with the goal of reducing our clients operating costs, improving the quality and operation of existing client applications, and enabling clients to focus their key resources on core business competencies. Our services are tailored to meet the needs of our clients and can be performed on site at client facilities or remote at one of our delivery centers in Alberta, Ontario or New Brunswick, Canada. Our Application Management Services business model incorporates best practices in all areas of application management including recruiting, developing, motivating and retaining employees and includes a comprehensive methodology that conforms to industry standards set by the Software Engineering Institute’s Capability Maturity Model (SEI CMM) Level 3 and the Project Management Institute (PMI). The SEI CMM has become an industry standard method for evaluating the effectiveness of an IT environment and the process maturity of outsourcing vendors.

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

We have developed a Health Insurance Portability & Accountability Act (HIPAA) solution designed for our MC400 and EZ-CAP systems. HIPAA is a healthcare reform law enacted in 1996. The HIPAA provisions are intended to improve the efficiency in healthcare delivery through standardized, electronic transmission of many administrative and financial transactions as well as protection of confidential health information. Compliance with the privacy and transactions and code sets provisions of HIPAA becomes mandatory in April and October of 2003, respectively. Our HIPAA solution provides healthcare organizations the assistance to be HIPAA ready. We have commitments with certain customers to deliver and maintain a HIPAA ready solution for certain aspects of HIPAA. We believe our solution will meet our obligations with respect to the requirements of HIPAA, however, HIPAA requirements are complicated and evolving, and there can be no assurances that our solution will be able to meet such requirements on a timely basis.

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

Critical Accounting Policies

The preparation of these condensed consolidated financial statements requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed below.

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

Revenue Recognition

Managed IT Solutions

Our Managed IT Solutions segment provides IT services under time-and-materials and fixed unit-price contracts. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Revenue is recorded for time-and-materials contracts at contractually agreed upon rates and reflects the extent of actual services delivered in the period in accordance with the terms of the contract. Revenue from fixed unit-price contracts is recognized monthly as service is performed based upon the number of full time equivalent positions fulfilled in accordance with the terms of the contract. The pricing in fixed unit-price contracts is fixed as to the unit price but varies based upon the number of full time equivalent positions covered. Provisions for estimated losses, if any, are recognized in the period in which the loss is determined. Historically, we have had minimal contract losses in this segment.

Healthcare IT Solutions

Our Healthcare IT Solutions segment derives revenues from two primary sources: (1) software license revenues, which includes one-time license fee and PMPM arrangements, and (2) services revenues, which include implementation and consulting services, maintenance (post contract support), training, and application service provider (ASP) arrangements. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (“SOP 97-2”), as amended and interpreted, in applying SOP 97-2 we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

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

We have a valuation allowance on our deferred tax assets for amounts we estimate are not more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the adequacy of our valuation allowance. The valuation allowance is based in part on estimates and assumptions that could change in the future. Any determination that additional valuation allowance is necessary could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues:

	For the three months ended March 31,

(in millions)	2003		2002

Revenues	$45.3	100.0%	$40.3	100.0%
Direct costs	36.2	79.9	32.8	81.4
Selling, general and administrative expenses	7.4	16.3	6.9	17.1

Income from operations	1.7	3.8	0.6	1.5
Interest and other income (expense), net	(0.1)	(0.2)	(0.1)	(0.2)

Income before income taxes	1.6	3.5	0.5	1.2
Provision for income taxes	0.7	1.5	0.2	0.5

Net income	$0.9	2.0	$0.3	0.7

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

Revenues

Revenues increased $5.0 million or 12.4% to $45.3 million for the three months ended March 31, 2003, compared to $40.3 million for the same period in 2002. The increase in revenues was primarily driven by an increase in revenues in the Managed IT Solutions segment.

Revenues from the Managed IT Solutions segment increased $4.8 million to $39.0 million for the three months ended March 31, 2003, compared to $34.2 million for the same period in 2002. The increase in revenues was driven by an increase in revenues in the Application Management Services, Professional Staffing Services, and IT Infrastructure Support Services businesses.

Revenues from Application Management Services increased $2.2 million or 18.9% to $14.1 million for the three months ended March 31, 2003, compared to $11.9 million for the same period in 2002. This increase in revenues was primarily due to an increase in average billable headcount related to temporary work orders that were added during the quarter. Average billable headcount in the Application Management Services business increased from 511 during the first quarter of 2002 to 560 during the first quarter of 2003. The temporary work orders will decline during the second quarter of 2003 to a steady state billable headcount that was achieved during 2002. Steady state billable headcount is expected to decline slightly each year of the contract as efficiencies allow us to maintain the required applications with less resources. In addition the Company is renegotiating certain provisions of a significant application management services contract. The outcome of these negotiations will include, among other things, pricing concessions in return for contract flexibility. This contract flexibility will allow us to reduce costs and possibly gain revenue producing billable headcount. However, there can be no assurance that any pricing concessions will be offset with cost reductions or productivity enhancements. Additionally, there can be no assurance that we will gain or maintain existing billable headcount for the remainder of 2003 or thereafter. New business will have to be won in order for the current level of average billable headcount and revenues to continue.

Revenues from Professional Staffing Services increased $1.3 million or 14.4% to $10.6 million for the three months ended March 31, 2003, compared to $9.3 million for the same period in 2002. This increase in revenues is related to activity under a new contract signed in late 2002 in our federal sector business. However, the Company does not expect these growth rates to be sustained during the remainder of 2003 due to continuing weakness in the market for IT staffing requisitions.

Revenues from IT Infrastructure Support Services increased $1.3 million or 10.1% to $14.3 million for the three months ended March 31, 2003, compared to $13.0 million for the same period in 2002. This increase was primarily due to revenue growth in Europe, partially offset by a decline in Network and Desktop Management services due to more competitive pricing and continued in-sourcing of services.

The Managed IT Solutions segment has experienced and expects to continue to experience pricing and volume pressure from strategic customers due to an excess supply of IT professionals and soft market conditions, which is expected to be partially passed through to our suppliers. We are continuing to attempt to diversify our customer base and service offering in our Managed IT Solutions segment.

Revenues from the Healthcare IT Solutions segment increased $0.2 million or 3.4% to $6.4 million for the three months ended March 31, 2003, compared to $6.2 million for the same period in 2002. The increase in revenues was due to higher revenues related to implementation services and sales of our HIPAA ready solution, mostly offset by lower revenues from our MC400 product as we had no MC400 license sales during the first quarter of 2003 as compared to five MC400 license sales during the same period in 2002. Continued revenue growth in this business depends on our ability to successfully deliver a HIPAA ready solution and develop new products and enhancements that will enable us to remain competitive in the healthcare IT market.

Direct Costs

Direct costs increased $3.4 million to $36.2 million for the three months ended March 31, 2003, compared to $32.8 million in the same period in 2002. Direct costs as a percentage of revenues decreased to 80% for the three months ended March 31, 2003 as compared to 81% for the same period in 2002. For the three months ended March 31, 2003, improvements in profitability in the Managed IT Solutions segment were offset by a decline in profitability in the Healthcare IT Solutions segment.

The Managed IT Solutions direct costs increased $2.8 million to $30.8 million for the three months ended March 31, 2003, compared to $28.0 million for the same period in 2002. The increase was due to an increase in direct costs in the Application Management Services, IT Infrastructure Support Services, and Professional Staffing Services businesses.

Direct costs in Application Management Services increased $0.6 million to $10.3 million for the three months ended March 31, 2003, compared to $9.7 million in the same period in 2002. This increase reflects the increase in average billable headcount during the quarter, partially offset by a decrease in start-up related costs as the migration effort for a strategic customer was completed late in 2002. Certain provisions of the contract with this strategic customer are currently under renegotiation. We expect to be able to partially mitigate any price concessions with contract revisions to allow us flexibility to enhance productivity and reduce costs.

Direct costs in IT Infrastructure Support Services increased $1.2 million to $11.4 million for the three months ended March 31, 2003, compared to $10.2 million in the same period in 2002. This increase reflects the overall increase in business activity, primarily related to the growth in our Europe business.

Direct costs in Professional Staffing Services increased $1.0 million to $9.1 million for the three months ended March 31, 2003, compared to $8.1 million in the same period in 2002. This increase reflects the overall increase in business activity, primarily related to activity under a new contract signed in late 2002 in our federal sector business.

Healthcare IT Solutions’ direct costs for the three months ended March 31, 2003 increased $0.6 million to $5.4 million, compared to $4.8 million for the same period in 2002. The increase in direct costs were primarily the result of increased expenses for customer support personnel to fulfill software implementation commitments. During the three months ended March 31, 2003, the level of activity under implementations related to license sales in late 2001 and early 2002 continued to decline, and we anticipate completion in the first half of 2003. Implementation of recent license sales using our improved processes and procedures is expected to enable us to provide these services in a more timely and cost effective manner. In addition, costs related to new product development and the expansion of the Healthcare IT Solutions management team contributed to the increase in direct costs.

Selling, General and Administrative Expenses

For the three months ended March 31, 2003 and 2002, selling, general and administrative expenses (SGA) was $7.4 million and $6.9 million, and 16% and 17% of revenues, respectively. This increase in SGA is due to the addition of management and other administrative staff within our Healthcare, European and federal sector businesses, partially offset by cost reductions achieved in these and other businesses during the third and fourth quarters of 2002. An increase in incentive compensation, rent and insurance costs also contributed to the increase.

Interest and Other Income (Expense) and Provision for Income Taxes

For the three months ended March 31, 2003 and 2002, net interest and other expense was $(0.1) million. Net interest and other expense in both periods consists primarily of interest expense related to the term loan, partially offset by interest and other miscellaneous income. We recognized a provision for income taxes at an effective rate of approximately 42.5% for the three months ended March 31, 2003 and 2002.

Liquidity and Capital Resources

Cash and cash equivalents were $6.0 million and $9.1 million as of March 31, 2003 and 2002, respectively. Cash used in operations was $0.6 million for the three months ended March 31, 2003, compared with cash used in operations of $1.3 million for the same period in 2002. Operating cash flow was primarily impacted by payments related to income taxes, bonuses and accounts payable, partially offset by cash flow generated from collections on accounts receivable.

Cash used in investing activities was $1.7 million for the three months ended March 31, 2003, which was primarily a result of the payment of contingent consideration related to the EZ-CAP acquisition, which closed in September 2001. No further payments of contingent consideration related to the EZ-CAP acquisition are anticipated.

Financing activities used cash of $0.4 million for the three months ended March 31, 2003. This use of cash was primarily related to payments on our term loan and capital lease obligations.

Our credit agreement provides a $15 million revolving line of credit (“Revolver”) and a $9 million term loan facility. The Revolver provides for a commitment fee of 0.45% to 0.50% of the unused balance and interest at the prime rate or, at the Company’s option, at LIBOR plus a risk-adjusted premium. The Revolver matures on September 30, 2003. Draws under the Revolver in cash or letters of credit are limited to a formula driven borrowing base determined by the levels of certain receivables and other factors, as defined in the agreement. The credit agreement’s term loan facility was drawn on in full to fund the EZ-CAP acquisition. There was $6,300,000 outstanding on the term loan at March 31, 2003, which bears interest at LIBOR plus a risk-adjusted premium, totaling 5.8% at March 31, 2003. The risk-adjusted premium on the Revolver and term loan ranges from 2.05% to 4.00% based on the outcome of certain financial covenants. The term loan facility matures on September 30, 2006 and is due in sixty equal monthly principal payments, plus interest. There were no borrowings outstanding under the Revolver and there was approximately $13,000,000 of borrowing capacity available as of March 31, 2003.

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

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, SFAS 145 rescinds both SFAS 4 “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS 4, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Through this rescission, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. This Statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 on January 1, 2003 did not have a material impact on our consolidated financial condition or results of operations.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” which is effective January 1, 2003. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. This statement is effective for disposal activities initiated after December 31, 2002. The adoption of SFAS 146 on January 1, 2003 did not have a material impact on our consolidated financial condition or results of operations.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk is foreign currency exposure and changing interest rates. The Company conducts business in foreign countries, primarily Canada and the United Kingdom. Foreign currency transaction gains and losses were not material to the Company’s results of operations during the three months ended March 31, 2003 or 2002. The Company believes its foreign currency risk is related primarily to the difference between amounts the Company receives and disburses in Canada in U.S. dollars from U.S. dollar denominated contracts. The Company’s foreign currency risk will increase with the growth of its international business. The Company’s interest rate risk is related to the variable rate on amounts outstanding on the Company’s credit agreement. Amounts outstanding on the Company’s term loan bear interest at LIBOR plus a risk-adjusted premium, totaling 5.8% at March 31, 2003.

On October 31, 2001 the Company, to comply with the terms of its credit agreement, entered into an interest rate swap agreement effectively converting the interest rate from variable to fixed on 63.33% of the principal amount outstanding on the term loan. The swap agreement is for a period of 4 years and fixes the variable portion of the interest rate on the term loan to 2.67% through October 2002, 4.09% through October 2003, 5.22% through 2004 and 5.72% through 2005. As of March 31, 2003, the notional amount of the term loan covered by the swap agreement was $4,000,000 and the market value of the swap was a liability of $205,000.

Through March 31, 2003, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of potential adverse fluctuations in foreign currency exchange rates or interest rates, other than described herein; however, the Company periodically reviews its exposure to foreign currency and interest rate risk and may take action to limit its exposure if deemed appropriate.

Item 4.

CONTROLS AND PROCEDURES

a)

Evaluation of disclosure controls and procedures.

As required by Rule 13a-14 under the Exchange Act, (the “Act”) within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)

Reports on Form 8-K

1)

The Company filed a Form 8-K with the Commission on March 7, 2003 to report that on February 24, 2003, OAO Technology Solutions, Inc. announced financial results for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OAO Technology Solutions, Inc. (Registrant)
Date: May 14, 2003	By:	/s/ CHARLES A. LEADER

Charles A. Leader President and Chief Executive Officer

Date: May 14, 2003	By:	/s/ J. JEFFREY FOX

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ CHARLES A. LEADER

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ J. JEFFREY FOX

J. Jeffrey Fox Senior Vice President of Finance and Chief Financial Officer