Form 10-Q
period 2003-06-30
OAO TECHNOLOGY SOLUTIONS INC
filed 2003-08-13
CIK 1043476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

As of August 8, 2003, the registrant had outstanding 17,514,209 shares of its Common Stock, par value $0.01 per share.

OAO TECHNOLOGY SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the Three and Six Months Ended June 30, 2003

SIGNATURES	23

PART 1 – FINANCIAL INFORMATION

Item 1.             Financial Statements

OAO TECHNOLOGY SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$9,468	$9,085
Accounts receivable, net	35,203	35,620
Deferred income taxes	2,655	2,641
Income tax receivable	530	1,880
Other current assets	1,656	1,151

Total current assets	49,512	50,377
Property and equipment, net	4,241	4,751
Purchased and developed software for sale, net	653	978
Deposits and other assets	2,132	1,568
Deferred income taxes	565	1,724
Goodwill	10,088	10,088
Intangible assets, net	2,690	3,052

Total assets	$69,881	$72,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Term loan, current portion	$1,800	$1,800
Accounts payable	6,510	8,015
Accrued expenses	4,092	6,221
Accrued compensation and benefits	10,217	9,564
Income tax payable	796	2,121
Unearned revenue	4,030	3,500
Capital lease obligations, current portion	608	578

Total current liabilities	28,053	31,799
Capital lease obligations, net of current portion, and other	2,143	1,680
Term loan, net of current portion	4,102	5,012
Commitments and contingencies
Shareholders’ equity :
Preferred stock, par $.01 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par $.01 per share, 50,000,000 shares authorized; 17,514,209 and 17,499,209 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	175	175
Additional paid-in capital	39,474	39,383
Accumulated other comprehensive net loss	(1,277)	(1,006)
Shareholder receivable	(3,608)	(3,532)
Retained earnings (deficit)	819	(973)

Total shareholders’ equity	35,583	34,047

Total liabilities and shareholders’ equity	$69,881	$72,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAO TECHNOLOGY SOLUTIONS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues	$47,531	$42,983	$92,867	$83,300
Direct costs	37,469	35,538	73,685	68,325
Gain on prepaid software licenses	—	(1,418)	—	(1,418)

	10,062	8,863	19,182	16,393
Selling, general and administrative expenses	8,083	6,774	15,461	13,665
Severance and other termination costs	—	1,339	—	1,339

Income from operations	1,979	750	3,721	1,389
Interest income	10	26	21	50
Interest expense	(146)	(129)	(355)	(234)
Other	(321)	—	(273)	—

Income before income taxes	1,522	647	3,114	1,205
Provision for income taxes	640	272	1,322	509

Net income	882	375	1,792	696
Other comprehensive income (loss):
Net change in fair value of cash flow hedge	3	(109)	10	(89)
Foreign currency translation adjustment	74	89	(281)	(89)

Comprehensive income	$959	$355	$1,521	$518

Net income per common share:
Basic	$0.05	$0.02	$0.10	$0.04

Diluted	$0.05	$0.02	$0.10	$0.04

Weighted average number of shares outstanding:
Basic	17,504	17,755	17,503	18,089

Diluted	17,731	17,969	17,646	18,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAO TECHNOLOGY SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30,

	2003	2002

Cash Flows from Operating Activities:
Net income	$1,792	$696
Adjustment to reconcile net income to net cash provided by operating activities:
Gain on prepaid software licenses	—	(1,418)
Severance and other termination costs	—	277
Depreciation and amortization	1,756	1,979
Deferred income taxes	1,145	2,642
Change in assets and liabilities:
Accounts receivable	417	1,738
Other current assets and income tax receivable	845	(2,375)
Deposits and other assets	(564)	(194)
Accounts payable	(1,505)	531
Accrued expenses and accrued compensation and benefits	24	832
Income tax payable	(1,325)	(114)
Unearned revenue	530	233
Other long-term liabilities	621	169

Net cash provided by operating activities	3,736	4,996

Cash Flows from Investing Activities:
Purchase of business	(1,500)	—
Proceeds from repayment of note receivable, OAO Corporation	—	1,714
Expenditures for property and equipment	(402)	(1,088)

Net cash (used in) provided by investing activities	(1,902)	626

Cash Flows from Financing Activities:
Repurchase of common stock	—	(3,149)
Payments on term loan	(900)	(900)
Proceeds from sale of common stock	15	366
Payments on capital lease obligations	(285)	(449)

Net cash used in financing activities	(1,170)	(4,132)

Effect of exchange rate changes on cash	(281)	(89)

Net increase in cash and cash equivalents	383	1,401
Cash and cash equivalents, beginning of period	9,085	9,060

Cash and cash equivalents, end of period	$9,468	$10,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAO TECHNOLOGY SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          Organization and Basis of Presentation

OAO Technology Solutions, Inc. (“the Company” or “OAOT”) provides managed information technology, or IT, services as a partner to global outsourcers, major corporations, health benefit organizations, and government agencies. The Company began its operations in 1993 as a division of OAO Corporation, was incorporated in March 1996 and was spun off from OAO Corporation in April 1996. The Company operates two business segments: Managed IT Solutions and Healthcare IT Solutions.

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2002 and the Company’s other filings with the SEC. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.          Earnings Per Share

Basic earnings per share has been calculated as net earnings divided by basic weighted-average common shares outstanding. Diluted earnings per share has been computed as net earnings divided by weighted-average common shares outstanding, and, when dilutive, potential common shares from options to purchase common stock using the treasury stock method. The dilutive effect of options to purchase 227,000 and 143,000 shares was included in the calculation of diluted earnings per share for the three and six months ended June 30, 2003, respectively. The dilutive effect of options to purchase 214,000 and 369,000 shares was included in the calculation of diluted earnings per share for the three and six months ended June 30, 2002, respectively.

3.          Accounts Receivable

The components of accounts receivable consisted of the following as of (in thousands):

	June 30, 2003	December 31, 2002

Amounts billed	$26,540	$33,598
Amounts unbilled	10,561	4,381
Allowance for doubtful accounts	(1,898)	(2,359)

Total	$35,203	$35,620

4.          Segment Information

Summary information by segment is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

MANAGED IT SOLUTIONS
Revenues	$40,310	$36,269	$79,273	$70,424
Gross profit	8,124	7,913	16,283	14,065
HEALTHCARE IT SOLUTIONS
Revenues	7,221	6,714	13,594	12,876
Gross profit	1,938	950	2,899	2,328
TOTALS
Revenues	47,531	42,983	92,867	83,300
Gross profit	10,062	8,863	19,182	16,393
Selling, general and administrative expenses	8,083	6,774	15,461	13,665
Severance and other termination costs	—	1,339	—	1,339

Total consolidated income from operations	1,979	750	3,721	1,389
Interest and other expense, net	(457)	(103)	(607)	(184)

Total consolidated income before income taxes	$1,522	$647	$3,114	$1,205

5.          Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment to FAS 123”. This statement amended SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for its stock based employee compensation plan under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and has not adopted the fair value method of accounting for stock-based employee compensation prescribed by SFAS 123. Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per common share would have been as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Consolidated net income (loss):
As reported	$882	$375	$1,792	$696
Stock-based employee compensation expense based on the fair value method, net of related tax effect	(264)	(420)	(586)	(1,123)

Pro forma	$618	$(45)	$1,206	$(427)

Basic and diluted net income (loss) per common share:
As reported	$0.05	$0.02	$0.10	$0.04
Pro forma	$0.04	$(0.00)	$0.07	$(0.02)

6.          Severance and Other Termination Costs

Approximately $70,000 and $524,000 of severance and other termination costs are included in accrued compensation and benefits on the consolidated balance sheet as of June 30, 2003 and December 31, 2002, respectively. The $70,000 is expected to be paid in the balance of 2003.

7.          Contingencies

The Company from time to time is involved in various litigation matters arising in the normal course of business. In management’s opinion, the Company’s ultimate liability or loss, if any, resulting from such litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

8.          Recent Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, SFAS 145 rescinds both SFAS 4 “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS 4, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Through this rescission, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. This statement is effective for fiscal years beginning after May 15, 2002. The Company’s adoption of SFAS 145 on January 1, 2003 did not have an impact on its consolidated financial condition or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities” which is effective January 1, 2003. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. This statement is effective for disposal activities initiated after December 31, 2002. The Company’s adoption of SFAS 146 on January 1, 2003 did not have an impact on its consolidated financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which provides guidance for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

9.          Subsequent Event

On August 11, 2003, at a special meeting of the Board of Directors, the Directors resolved to explore the possibility of taking the Company private.  At the special meeting, the Directors approved the formation of a special committee of independent directors to investigate the feasibility of such a transaction and to ensure that the best interests of the Company and its unaffiliated stockholders are served.  Based on a preliminary analysis, which takes into consideration the current and historical trading prices of the Company’s common stock, the Company’s financial performance and a variety of valuation methodologies performed by the Company’s financial advisor, it has been proposed that if a going-private transaction were effected, the cash price to stockholders would be approximately $2.75 per share.  The special committee is expected to retain an investment banking firm to assist it in evaluating the fairness of the proposed going private price and alternatives available to accomplish any such transaction.  Of course, there can be no assurance that any such transaction will be undertaken or completed, and the consummation of any such transaction will be subject to, among other things, available financing.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Condensed Consolidated Financial Statements and Notes thereto found in this Form 10-Q. Historical results and percentage relationships among any amounts in these Financial Statements are not necessarily indicative of trends in operating results for any future period.

Forward-Looking Statements

The statements that are not historical facts contained in this Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Condensed Consolidated Financial Statements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company’s actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to: dependence on key strategic and end-user customers, the ability to establish new strategic customer relationships, risks associated with fixed-price contracts, the ability to sustain and manage growth, lower than expected revenue growth and pricing pressure from strategic and other customers, inability to achieve marketing and sales goals and other business development initiatives including the ability to sell new healthcare software licenses, difficulties of investments in infrastructure, potential changes in the prevailing technology away from outsourcing IT applications, the ability of the Company to successfully develop new products that will enable the Company to remain competitive in the healthcare IT market, the ability to make necessary enhancements or developments to the Company’s existing software products, possible deferral of revenue, profit and cash flow from any increase in per-member, per month and/or percentage-of-completion basis software sales in relation to total software sales, inability to successfully install healthcare software on a timely or profitable basis, competition in the industry, general economic conditions and level of information technology service spending, the possibility that strategic or other customers could invoke termination clauses contained in the Company’s contracts, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of the Company’s clients, the ability to successfully integrate recent acquisitions, the potential liability with respect to actions taken by its employees, the ability to control and reduce costs of the business, risks associated with international sales including exposure to fluctuations between the U.S. dollar and foreign currencies, the effect of major health concerns, such as Severe Acute Respiratory Syndrome (SARS) on our employees, customers and suppliers; and other risks described herein and in the Company’s other SEC filings.

Overview

We are a global provider of information technology, or IT, solutions as a partner to global outsourcers, major corporations, health benefit organizations, and government agencies. The Company operates two business segments: Managed IT Solutions and Healthcare IT Solutions.

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

Managed IT Solutions

The Managed IT Solutions segment consists of Application Management Services, IT Infrastructure Support Services, and Professional Staffing Services for both the commercial and federal sectors.

Application Management Services

Our Application Management Services business provides outsourcing services encompassing application development, application maintenance, and complete lifecycle application support for custom and packaged applications across legacy, client server and web-based platforms. We generally perform these services under long-term contracts in which we assume responsibility for our clients business applications with the goal of reducing our clients operating costs, improving the quality and operation of their existing applications, and enabling them to focus their key resources on core business competencies. We have tailored our services to meet the needs of our clients, and we have the flexibility to perform our services on site at the client’s facilities or remotely from one of our delivery centers in Alberta, Ontario or New Brunswick, Canada.

Our Application Management Services business model incorporates best practices in all areas of application management including recruiting, developing, motivating and retaining employees and includes a comprehensive methodology that conforms to industry standards set by the Software Engineering Institute’s Capability Maturity Model (“SEI CMM”) Level 3 and by the Project Management Institute (PMI). The SEI CMM has become an industry standard for evaluating the effectiveness of an IT environment and the process maturity of outsourcing vendors.

IT Infrastructure Support Services

Our IT Infrastructure Support Services offerings include Data Center Management and Network and Desktop Management Services.

Our Data Center Management business provides outsourcing services encompassing all aspects of data center IT infrastructure management including console operations, tape and print operations, technical support, disaster planning, data recovery, data security, systems planning, and library services. We generally perform these services under long-term contracts in which we assume responsibility for operations at our clients data center with the goal of mitigating our clients risk for price escalation and hardware obsolescence, and implementing best practices in the areas of personnel recruiting, training, and retention. In addition, we offer assistance to clients transitioning to new or upgraded data centers.

Our Network and Desktop Management Services business provides general IT infrastructure consulting and help desk services. These services include server management, network management, hardware installations, moves and upgrades as well as 24x7 help desk services.

Professional Staffing Services

Our Professional Staffing Services business offers skilled IT personnel, primarily on a time-and-materials basis, to fill short or indefinite term requirements on a temporary, temporary to permanent, or permanent basis. Our Professional Staffing Services business has a mature recruiting infrastructure capable of locating, verifying, training and providing skilled IT professionals with a wide range of engineering and technical abilities. We maintain a database that encompasses thousands of qualified candidates in North America and Europe. Our federal sector business provides information technology solutions to select government agencies, either directly or as a subcontractor.

Healthcare IT Solutions

Our Healthcare IT Solutions segment provides managed care software application solutions to healthcare benefit organizations under software license agreements. Our proprietary software solutions consist of our MC400 and EZ-CAP products, which we sell on a per member, per month (PMPM) subscription basis, on a PMPM basis in an Application Service Provider (“ASP”) model or for a one-time perpetual license fee.

Our MC400 software provides a comprehensive solution for healthcare benefit organizations (health maintenance organizations, indemnity insurance plans, physician hospital organizations, independent physician organizations and self-insured employer plans, among others). The MC400 system is web-enabled and provides modules that include, among others, claims processing, patient care management, eligibility, enrollment, utilization, internet connectivity, data warehousing, care management and web portals in one integrated system. We have over 40 MC400 installed sites.

Our EZ-CAP software provides secure, web-enabled modules for authorizations, premium billing, capitation payment, data reconciliation, benefit administration, contract management, and health plan and member eligibility management. We have over 150 EZ-CAP installed sites.

We have developed a Health Insurance Portability & Accountability Act (HIPAA) solution designed for our MC400 and EZ-CAP systems. HIPAA is a healthcare reform law enacted in 1996. The HIPAA provisions are intended to improve the efficiency in healthcare delivery through standardized, electronic transmission of many administrative and financial transactions as well as protection of confidential health information. Compliance with the privacy provisions of HIPAA became mandatory in April 2003 and the transactions and code sets provisions become mandatory in October 2003. Our HIPAA solution provides healthcare organizations with the necessary tools to facilitate their compliance with the new HIPAA regulations. We have commitments with certain customers to deliver and maintain a HIPAA ready solution for certain aspects of HIPAA. We believe our solution will meet the Company’s obligations with respect to the requirements of HIPAA, however, HIPAA requirements are complicated and evolving, and there can be no assurances that our solution will be able to meet such requirements on a timely basis.

Management has approved a budget of approximately $3.5 million for specific research and development related to product enhancements and new product development in our Healthcare IT Solutions business. We believe continued investment in research and development is important to maintain customer satisfaction, remain competitive, and grow our Healthcare IT business. Management anticipates utilizing this budget during 2003 and 2004. There can be no assurance, however, that such new products will be developed in a timely manner or will meet the needs of potential customers.

We have not met certain obligations under some of our customer agreements relating to requirements to implement software within certain time frames. Certain customers have notified us of their intent to terminate their contract and/or to seek compensation due to such delays. We may be required to grant consideration to such customers for these delays. Currently we are not able to determine the amount, if any, of such consideration nor do we believe that any material consideration will be paid.

As the healthcare industry regulations and the related needs of our customers become more complex, the number of license sales requiring customization could increase. In addition, we are working to improve and upgrade our customer contracting and delivery process in order to strengthen controls over the software implementation schedule. These changes in the business process may further lead to more license sales being accounted for under the percentage-of-completion method.

We plan to continue efforts to market our software solutions on a PMPM basis, both as a subscription and as an ASP model. We believe that the pay-as-you-go feature of the PMPM model is attractive to customers concerned with managing cash flow and, therefore, broadens the target market for our products. In addition, we believe the PMPM model provides a more consistent and predictable cash flow and revenue stream and could have a greater contract value than a perpetual license sale. This effort to market our products on a PMPM basis could result in the deferral of revenue, profit and cash flow in our Healthcare IT Solutions segment in the short term.

Critical Accounting Policies

The preparation of the condensed consolidated financial statements contained in this Quarterly Report requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are discussed below.

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

Revenue Recognition

Managed IT Solutions

Our Managed IT Solutions segment provides IT services under time-and-materials and fixed unit-price contracts. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Revenue is recorded for time-and-materials contracts at contractually agreed upon rates and reflects the extent of actual services delivered in the period in accordance with the terms of the contract. Revenue from fixed unit-price contracts is recognized monthly as service is performed based upon the number of full time equivalent positions fulfilled in accordance with the terms of the contract. The pricing in fixed unit-price contracts is fixed as to the unit price but varies based upon the number of full time positions covered. Provisions for estimated losses, if any, are recognized in the period in which the loss is determined. Historically, we have had minimal contract losses in this segment.

Healthcare IT Solutions

Our Healthcare IT Solutions segment derives revenues from two primary sources: (1) software licenses, which includes one-time license fee and PMPM arrangements, and (2) services, which include implementation and consulting services, maintenance (post contract support), training, and ASP arrangements. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (“SOP 97-2”), as amended and interpreted, in applying SOP 97-2 we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.

For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the product; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Revenues from PMPM software license arrangements and ASP service provider arrangements are recognized upon completion of system implementation ratably over the term of the arrangement.

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

In certain instances, our arrangements include acceptance provisions requiring the customer to accept the use of the software. If we determine that the likelihood of non-acceptance in these arrangements is remote, we then recognize revenue once all of the criteria described above have been met. If such a determination cannot be made, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

Revenue for implementation services is generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the services, revenue is deferred until the uncertainty is sufficiently resolved.

We estimate the percentage-of-completion on contracts utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized when we receive acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately.

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

Impairment of Goodwill

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which we adopted effective January 1, 2002. In accordance with SFAS 142, the Company discontinued amortization of goodwill on January 1, 2002. The Company tests goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the required impairment tests as of October 1, 2002 and determined that no impairment existed as of that date. The Company plans to perform the required test on October 1 of each year, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value amount.

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

We have a valuation allowance on our deferred tax assets for amounts we estimate are unlikely to be realized. We have considered future taxable income and adopted ongoing prudent and feasible tax planning strategies in assessing the adequacy of our valuation allowance. The valuation allowance is based in part on estimates and assumptions that could change in the future. Any determination that an additional valuation allowance is necessary could have a material adverse impact on our income tax provision and net income in the period in which such determination is made.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues (dollars in millions):

	Three months ended June 30,				Six months ended June 30,

	2003		2002		2003		2002

Revenues	$47.5	100.0%	$43.0	100.0%	$92.9	100.0%	$83.3	100.0%
Direct costs	37.5	78.9	35.5	82.6	73.7	79.3	68.3	82.0
Gain on prepaid software licenses	—	—	(1.4)	(3.3)	—	—	(1.4)	(1.7)
Selling, general and administrative expenses	8.1	17.1	6.8	15.8	15.5	16.7	13.7	16.4
Severance and other termination costs	—	—	1.3	3.0	—	—	1.3	1.6

Income from operations	1.9	4.0	0.8	1.9	3.7	4.0	1.4	1.7
Interest and other expense, net	(0.4)	(0.8)	(0.1)	(0.2)	(0.6)	(0.6)	(0.2)	(0.2)

Income before income taxes	1.5	3.2	0.7	1.6	3.1	3.3	1.2	1.4
Provision for income taxes	0.6	1.3	0.3	0.7	1.3	1.4	0.5	0.6

Net income	$0.9	1.9	$0.4	0.9	$1.8	1.9	$0.7	0.8

Comparison of the Three and Six Month Periods Ended June 30, 2003 to the Three and Six Month Periods Ended June 30, 2002

Revenues

Overall

Revenues increased $4.5 million, or 10.6%, to $47.5 million for the three months ended June 30, 2003, up from $43.0 million for the same period in 2002, and increased $9.6 million, or 11.5%, to $92.9 million for the six months ended June 30, 2003, up from $83.3 million for the same period in 2002. These increases were primarily driven by increased revenues in the Managed IT Solutions segment, as more fully described below.

Managed IT Solutions

Revenues from the Managed IT Solutions segment increased $4.0 million, or 11.1%, to $40.3 million for the three months ended June 30, 2003, up from $36.3 million for the same period in 2002, and increased $8.8 million, or 12.6%, to $79.3 million for the six months ended June 30, 2003, up from $70.4 million for the same period in 2002. The increase in Managed IT Solutions revenues was driven by an increase in revenues in the Application Management Services, Professional Staffing Services, and IT Infrastructure Support Services businesses.

Revenues from Application Management Services increased $0.4 million, or 3.4%, to $12.9 million for the three months ended June 30, 2003, up from $12.5 million for the same period in 2002, and increased $2.6 million, or 10.6%, to $26.9 million for the six months ended June 30, 2003, up from $24.3 million for the same period in 2002. The increase in revenues for the three and six month periods ended June 30, 2003 was primarily due to an increase in average billable headcount related to temporary work orders that were added during the first quarter of 2003 as well as higher migration revenue related to our achieving certain milestones on a significant contract in this business in late 2002. Average billable headcount in the Application Management Services business was 546 during the six months ended June 30, 2003, up from 524 during the six months ended June 30, 2002. As expected, however, the temporary work orders received in the first quarter of 2003 began to decline during the second quarter and are expected to continue to decline and possibly be eliminated by the end of 2003. During the three months ended June 30, 2003, the Company agreed to pricing concessions, which significantly impacted revenues, as part of ongoing renegotiations of a significant application management services contract in this business. The ultimate outcome of these renegotiations are expected to include, among other things, contract flexibility in return for the pricing concessions. This contract flexibility is expected to allow us to reduce costs and possibly gain billable headcount. However, there can be no assurance that the pricing concessions will be offset with cost reductions or productivity enhancements. Additionally, there can be no assurance that we will gain or maintain existing billable headcount for the remainder of 2003 or thereafter.

Revenues from Professional Staffing Services increased $1.8 million, or 17.2%, to $12.2 million for the three months ended June 30, 2003, up from $10.4 million for the same period in 2002, and increased $3.1 million, or 15.9%, to $22.7 million for the six months ended June 30, 2003, up from $19.6 million for the same period in 2002. This increase in revenues for the three and six month periods is related to work performed under contracts signed in late 2002 in our federal sector business, which is expected to continue through 2003. However, we do not expect significant growth in our commercial Professional Staffing Services business during the remainder of 2003 due to continuing weakness in the market for IT staffing requisitions.

Revenues from IT Infrastructure Support Services increased $1.8 million, or 13.6%, to $15.3 million for the three months ended June 30, 2003, up from $13.5 million for the same period in 2002, and increased $3.1 million, or 11.9%, to $29.6 million for the six months ended June 30, 2003, up from $26.5 million for the same period in 2002. This increase in revenues for the three and six month periods was primarily due to revenue growth in Europe and new business in our domestic Data Center Management business, partially offset by a decline in Network and Desktop Management services due to more competitive pricing and continued in-sourcing of services.

The Managed IT Solutions segment has experienced, and we expect it to continue to experience, pricing and volume pressure from strategic customers due to an excess supply of IT professionals and soft market conditions, which is expected to be partially passed through to our suppliers. We are continuing to attempt to diversify our customer base and service offerings in our Managed IT Solutions segment.

Healthcare IT Solutions

Revenues from the Healthcare IT Solutions segment increased $0.5 million, or 7.6%, to $7.2 million for the three months ended June 30, 2003, up from $6.7 million for the same period in 2002, and increased $0.7 million, or 5.6%, to $13.6 million for the six months ended June 30, 2003, up from $12.9 million for the same period in 2002. The increase in revenues was due to higher revenues related to implementation services, sales of our HIPAA-ready solution and hardware sales. However, these revenue increases were largely offset by a decrease in revenue attributable to our MC400 product, as we sold 2 MC400 licenses during the first half of 2003 as compared to 7 MC400 license sales during the same period in 2002. Continued revenue growth in this business depends on our ability to successfully deliver a HIPAA-ready solution and develop new products and enhancements that will enable us to remain competitive in the healthcare IT market.

Direct Costs

Overall

Direct costs increased $1.9 million, or 5.4%, to $37.5 million for the three months ended June 30, 2003, compared to $35.5 million in the same period in 2002, and increased $5.4 million, or 7.8%, to $73.7 million for the six months ended June 30, 2003, compared to $68.3 million in the same period in 2002. As a percentage of revenues, direct costs decreased to 79% for the three and six months ended June 30, 2003 as compared to 83% and 82% for the same periods in 2002, respectively.

Managed IT Solutions

Direct costs in the Managed IT Solutions segment increased $2.4 million, or 8.1%, to $32.2 million for the three months ended June 30, 2003, compared to $29.8 million for the same period in 2002, and increased $5.2 million, or 9.0%, to $63.0 million for the six months ended June 30, 2003, compared to $57.8 million for the same period in 2002. For the three months ended June 30, 2003, the increase was due to an increase in direct costs in the IT Infrastructure Support Services and Professional Staffing Services businesses, partially offset by a decline in the Application Management Services business. For the six months ended June 30, 2003, the increase was due to an increase in direct costs across all businesses in this segment.

Direct costs in Application Management Services decreased $0.4 million, or 3.7%, to $9.7 million for the three months ended June 30, 2003, compared to $10.1 million in the same period in 2002, but increased $0.3 million, or 1.4%, to $20.0 million for the six months ended June 30, 2003, compared to $19.7 million in the same period in 2002. Direct costs in this business were negatively impacted by the weakening value of the U.S. dollar in relation to the Canadian dollar. During the three and six months ended June 30, 2003, direct costs in this business were approximately $0.9 million and $1.5 million higher, respectively, than they would have been if they were transacted at the exchange rates in effect during the comparable periods in 2002. Absent the impact of foreign currency translation, direct costs in this business decreased approximately $1.2 million during the three and six month periods ended June 30, 2003. This decrease in direct costs reflects a reduction in non-billable headcount and other compensation costs. In addition, we experienced a decrease in start-up related costs as the migration effort for a strategic customer was completed in late 2002. These cost savings were partially offset by the higher average billable headcount during the three and six month periods. Certain provisions of the contract with this strategic customer are currently under renegotiation. We expect to be able to partially mitigate the impact of price concessions with contract revisions to allow us flexibility to enhance productivity and reduce costs.

Direct costs in IT Infrastructure Support Services increased $1.6 million, or 15.5%, to $12.2 million for the three months ended June 30, 2003, compared to $10.6 million in the same period in 2002, and increased $2.8 million, or 13.7%, to $23.6 million for the six months ended June 30, 2003, compared to $20.8 million in the same period in 2002. This increase reflects the overall increase in business activity.

Direct costs in Professional Staffing Services increased $1.2 million, or 12.6%, to $10.3 million for the three months ended June 30, 2003, compared to $9.1 million in the same period in 2002, and increased $2.1 million, or 12.1%, to $19.4 million for the six months ended June 30, 2003, compared to $17.3 million in the same period in 2002. This increase reflects the overall increase in business activity, primarily related to activity under a new contract signed in late 2002 in our federal sector business.

Healthcare IT Solutions

Direct costs in the Healthcare IT Solutions segment for the three months ended June 30, 2003 decreased $0.5 million, or 8.3%, to $5.3 million, compared to $5.8 million for the same period in 2002, but increased $0.1 million, or 1.4%, to $10.7 million, for the six months ended June 30, 2003, compared to $10.6 million for the same period in 2002. During the three and six months ended June 30, 2003, we experienced an increase in direct costs related to (1) expenses for customer support personnel to fulfill software implementation commitments, (2) new product development and (3) the expansion of the Healthcare IT Solutions management team. These increases were mitigated by the continued decline of activity under implementations related to license sales in late 2001 and early 2002 and our effort to reduce costs through decreased reliance on consultants and the institution of improved processes and procedures which are enabling us to provide implementation services in a more timely and cost effective manner.

Gain on Prepaid Software Licenses

During the second quarter of 2002, the Company and Siebel Systems, Inc. (“Siebel”) entered into a Settlement Agreement and Mutual Release in Full (“the Release”). In accordance with the Release the Siebel agreements were terminated and each party provided mutual releases. As such, 228,800 shares of the Company’s common stock provided as consideration under the Siebel agreements were retired by the Company at the fair market value of the common stock on the effective date of the Release, resulting in a gain of $458,000 during the quarter ended June 30, 2002. In addition, the Company recognized a gain of approximately $0.9 million related to the reversal of liabilities for commitments to purchase software licenses under the Siebel agreements, net of legal and other costs to execute the Release of approximately $0.2 million during the quarter ended June 30, 2002. There was no such gain during the three or six months ended June 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2003 increased $1.3 million, or 19.3%, to $8.1 million, compared to $6.8 million for the same period in 2002, and increased $1.8 million, or 13.1%, to $15.5 million for the six months ended June 30, 2003, compared to $13.7 million for the same period in 2002. The increase in SG&A expenses was due to the addition of management and other administrative staff within our Healthcare, European and federal sector businesses, partially offset by cost reductions achieved in these and other businesses late in 2002. An increase in incentive compensation, rent and insurance costs also contributed to the increase.

Severance and Other Termination Costs

During the three months ended June 30, 2002, we eliminated 20 positions in our Managed IT Solutions segment and corporate headquarters, resulting in severance and other termination costs of $1.3 million. There were no such costs during the three or six months ended June 30, 2003.

Interest and Other Income (Expense)

For the three months ended June 30, 2003 and 2002, net interest and other expense was $(0.4) million and $(0.1) million, respectively. For the six months ended June 30, 2003 and 2002, net interest and other expense was $(0.6) million and $(0.2) million, respectively. Other expense was negatively impacted by foreign currency transaction losses resulting from the weakening value of the United States dollar in relation to the Canadian dollar. Foreign currency transaction losses totaled approximately $0.3 million during the three and six months ended June 30, 2003, while there were no significant transaction losses during the comparable periods in 2002.

Excluding foreign currency transaction losses, net interest and other expense in both periods consisted primarily of interest expense related to the term loan, partially offset by interest and other miscellaneous income.

Provision for Income Taxes

We recognized a provision for income taxes at an effective rate of approximately 42% for the three and six months ended June 30, 2003 and 2002.

Liquidity and Capital Resources

Cash and cash equivalents were $9.5 million and $10.5 million as of June 30, 2003 and 2002, respectively. Cash provided by operations was $3.7 million for the six months ended June 30, 2003, compared with cash provided by operations of $5.0 million for the same period in 2002. Operating cash flow was primarily provided by net income plus depreciation and amortization. Cash provided by a refund of domestic income taxes and collections on accounts receivable were offset by payments of accounts payable, accrued expenses, and foreign income taxes. As of June 30, 2003, unbilled account receivable increased as compared to December 31, 2002. This increase is related primarily to our closing of the Company’s books an a shorter schedule than in the past, which has resulted in a greater amount of current month revenue remaining unbilled at each month end. This timing change has resulted in a corresponding decline in billed accounts receivable. In addition, certain amounts in unbilled accounts receivable are not billable until contractual milestones are reached or other contractually required documentation is in place. All amounts in unbilled accounts receivable are billable within the next twelve months.

Cash used in investing activities was $1.9 million for the six months ended June 30, 2003, which was primarily a result of the payment of contingent consideration related to the EZ-CAP acquisition, which closed in September 2001. No further payments of contingent consideration related to the EZ-CAP acquisition are anticipated.

Financing activities used cash of $1.2 million for the six months ended June 30, 2003. This use of cash was primarily related to payments on our term loan and capital lease obligations.

Our credit agreement with Bank of America, as agent, provides for a $15.0 million revolving line of credit (“Revolver”) and a $9.0 million term loan facility. At June 30, 2003, there were no amounts outstanding under the Revolver and $5.85 million outstanding under the term loan, the proceeds of which were used to fund the EZ-CAP acquisition. The Revolver obligates us to pay a commitment fee of 0.45% to 0.50% of the unused balance and, when drawn, interest at the prime rate or, at our option, LIBOR plus a risk-adjusted premium. The term loan bears interest at LIBOR plus a risk-adjusted premium, with an effective rate of 5.5% at June 30, 2003. The risk-adjusted premium on the Revolver and term loan ranges from 2.05% to 4.00%, based on certain financial covenants. The Revolver matures on September 30, 2003, and the term loan matures on September 30, 2006, with amortizing payments due in 60 equal monthly principal payments, plus accrued interest. Draws under the Revolver in cash or letters of credit are limited to a borrowing base determined by the levels of certain receivables and other factors, as defined in the agreement. Based on this formula, there was approximately $9.8 million of borrowing capacity under the Revolver at June 30, 2003. We are currently in the process of negotiating an amendment to our credit agreement to, among other things, extend the maturity date and expand the borrowing capacity of the Revolver. However, there is no assurance that we will be able to successfully negotiate such an amendment, and, if amended, that the borrowing capacity will exceed, or even equal, that which is provided for under our current agreement.

We believe material commitments for capital expenditures may be required in a variety of areas, such as property and equipment and product development programs in our Healthcare IT Solutions business. We have not, at this time, made significant contractual commitments for any such capital expenditures or secured additional sources to fund such commitments.

We currently anticipate that our existing cash balances and any cash generated from operations will be sufficient to satisfy our operating cash needs for the next 12 months. We may use bank credit to leverage our financial position.

On August 11, 2003, at a special meeting of the Board of Directors, the Directors resolved to explore the possibility of taking the Company private.  At the special meeting, the Directors approved the formation of a special committee of independent directors to investigate the feasibility of such a transaction and to ensure that the best interests of the Company and its unaffiliated stockholders are served.  Based on a preliminary analysis, which takes into consideration the current and historical trading prices of the Company’s common stock, the Company’s financial performance and a variety of valuation methodologies performed by the Company’s financial advisor, it has been proposed that if a going-private transaction were effected, the cash price to stockholders would be approximately $2.75 per share.  The special committee is expected to retain an investment banking firm to assist it in evaluating the fairness of the proposed going private price and alternatives available to accomplish any such transaction.  Of course, there can be no assurance that any such transaction will be undertaken or completed, and the consummation of any such transaction will be subject to, among other things, available financing.

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, SFAS 145 rescinds both SFAS 4 “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS 4, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” Through this rescission, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. This Statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 on January 1, 2003 did not have an impact on our consolidated financial condition or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities” which is effective January 1, 2003. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. This statement is effective for disposal activities initiated after December 31, 2002. The adoption of SFAS 146 on January 1, 2003 did not have an impact on our consolidated financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which provides guidance for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our consolidated financial condition or results of operations.

Item 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk is foreign currency exposure and changing interest rates. Through June 30, 2003, the Company has not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of potential adverse fluctuations in foreign currency exchange rates or interest rates, other than as described below; however, the Company periodically reviews its exposure to foreign currency and interest rate risk and may take action to limit its exposure if deemed appropriate.

Foreign Currency Risk

The Company conducts business in foreign countries, primarily Canada and the United Kingdom. The functional currency of our Canadian business is the U.S. dollar. The functional currency of our United Kingdom business is the local currency. The Company’s foreign currency risk is related primarily to U.S. dollar denominated contracts that are serviced by operations located in Canada. The value of the U.S. dollar in relation to the Canadian dollar directly impacts our cost in U.S. dollars of performing our contracts serviced in Canada. This foreign currency risk will increase with the growth of our international business. The Company estimates that a 10% change in foreign exchange rates by itself would impact reported pretax income from continuing operations by approximately $2.0 million for the six months ended December 31, 2003. This sensitivity analysis assumes a 10% change in the exchange rate used to translate our estimated Canadian dollar denominated costs into U.S. dollars for the six months ended December 31, 2003.

Interest Rate Risk

The Company’s interest rate risk is related to the variable-rate debt outstanding under its credit agreement. Amounts outstanding on the Company’s term loan bear interest at LIBOR plus a risk-adjusted premium, with an effective rate of 5.5% at June 30, 2003. On October 31, 2001 the Company, to comply with the terms of its credit agreement, entered into an interest rate swap agreement effectively converting the interest rate from variable to fixed on 63.33% of the principal amount outstanding on the term loan. The swap agreement is for a period of four years and fixes the variable portion of the interest rate on the term loan to 2.67% through October 2002, 4.09% through October 2003, 5.22% through 2004 and 5.72% through 2005. As of June 30, 2003, the notional amount of the term loan covered by the swap agreement was $3,700,000 and the market value of the swap was a liability of $200,000. This swap agreement substantially mitigates our risk related to changes in interest rates. A 10% change in the LIBOR rate would not have a significant impact on our future financial position or results of operations.

Item 4.              CONTROLS AND PROCEDURES

a)          Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act (the “Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures as in effect as of the Evaluation Date and as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the chief executive officer and chief financial officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)          Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 4.              Submission of Matters To a Vote of Security Holders

a)	The Annual Meeting of Shareholders was held May 23, 2003 at The Jefferson Hotel in Washington, DC.
b)	The following individuals were elected as directors at the Annual Meeting:

	For	Withheld

John F. Lehman	15,137,086	946,861
Cecile D. Barker	15,150,517	933,430
Yvonne Brathwaite Burke	14,930,332	1,153,615
Frank B. Foster, III	14,900,971	1,182,976
Donald Glickman	15,135,261	948,686
Gen. Paul X. Kelley (Ret.)	15,934,355	149,592
Charles A. Leader	14,911,566	1,172,381
Richard B. Lieb	14,909,806	1,174,141
Louis F. Mintz	15,140,746	943,201
Gregory A. Pratt	14,898,324	1,185,623
George A. Sawyer	15,131,966	951,981

c)	Deloitte & Touche LLP, independent accountants, were selected as independent auditors for the fiscal year ending December 31, 2003 by a vote of 14,975,094 for, 1,072,825 against and 36,028 abstentions.

Item 6.              Exhibits and Reports on Form 8-K

(a)	Exhibits

Designation	Description

10.1	Employment Agreement by and among OAO Technology Solutions, Inc. and Zan F. Calhoun.

31.1	Certification of Charles A. Leader pursuant to Rule 13a-14(a).

31.2	Certification of J. Jeffrey Fox pursuant to Rule 13a-14(a).

32.1	Certification of Charles A. Leader and J. Jeffrey Fox pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

1)	The Company filed a Form 8-K with the Commission on May 13, 2003 to report that on May 13, 2003, OAO Technology Solutions, Inc. announced financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OAO Technology Solutions, Inc. (Registrant)
Date: August 13, 2003	By:	/s/ CHARLES A. LEADER

Charles A. Leader President and Chief Executive Officer

Date: August 13, 2003	By:	/s/ J. JEFFREY FOX

J. Jeffrey Fox Senior Vice President of Finance and Chief Financial Officer