Form 10-Q
period 2003-09-30
OAO TECHNOLOGY SOLUTIONS INC
filed 2003-11-12
CIK 1043476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of November 7, 2003, the registrant had outstanding 17,533,459 shares of its Common Stock, par value $0.01 per share.

OAO TECHNOLOGY SOLUTIONS, INC.

Quarterly Report on Form 10-Q for the Three and Nine Months Ended September 30, 2003

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

OAO TECHNOLOGY SOLUTIONS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$8,359	$9,085
Accounts receivable, net	33,689	35,620
Deferred income taxes	2,159	2,641
Income tax receivable	269	1,880
Other current assets	1,954	1,151

Total current assets	46,430	50,377
Property and equipment, net	3,945	4,751
Purchased and developed software for sale, net	490	978
Deposits and other assets	2,520	1,568
Deferred income taxes	747	1,724
Goodwill	10,088	10,088
Intangible assets, net	2,525	3,052

Total assets	$66,745	$72,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Term loan, current portion	$1,800	$1,800
Accounts payable	4,964	8,015
Accrued expenses	3,724	6,221
Accrued compensation and benefits	9,297	9,564
Income tax payable	705	2,121
Unearned revenue	3,193	3,500
Capital lease obligations, current portion	508	578

Total current liabilities	24,191	31,799

Capital lease obligations, net of current portion, and other	2,386	1,680
Term loan, net of current portion	3,623	5,012

Commitments and contingencies

Shareholders’ equity :
Preferred stock, par $.01 per share, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par $.01 per share, 50,000,000 shares authorized; 17,533,459 and 17,499,209 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	175	175
Additional paid-in capital	39,550	39,383
Accumulated other comprehensive net loss	(1,171)	(1,006)
Shareholder receivable	(3,651)	(3,532)
Retained earnings (deficit)	1,642	(973)

Total shareholders’ equity	36,545	34,047

Total liabilities and shareholders’ equity	$66,745	$72,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAO TECHNOLOGY SOLUTIONS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues	$47,137	$40,490	$140,004	$123,790
Direct costs	36,801	34,260	110,486	102,585
Gain on prepaid software licenses	—	—	—	(1,418)

	10,336	6,230	29,518	22,623
Selling, general and administrative expenses	8,831	7,766	24,292	21,431
Severance and other termination costs	—	696	—	2,035

Income (loss) from operations	1,505	(2,232)	5,226	(843)
Interest income	9	34	30	65
Interest expense	(150)	(135)	(505)	(359)
Other	67	—	(206)	—

Income (loss) before income taxes	1,431	(2,333)	4,545	(1,137)
Provision for income taxes	608	(982)	1,930	(482)

Net income (loss)	823	(1,351)	2,615	(655)
Other comprehensive income (loss), net of taxes:
Net change in fair value of cash flow hedges	78	(115)	88	(204)
Foreign currency translation adjustment	28	229	(253)	140

Comprehensive income (loss)	$929	$(1,237)	$2,450	$(719)

Basic and diluted net income (loss) per common share	$0.05	$(0.08)	$0.15	$(0.04)

Weighted average number of shares outstanding:
Basic	17,522	17,473	17,509	17,885

Diluted	18,167	17,473	17,726	17,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAO TECHNOLOGY SOLUTIONS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$2,615	$(655)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Gain on prepaid software licenses	—	(1,418)
Severance and other termination costs	—	277
Depreciation and amortization	2,645	3,043
Deferred income taxes	1,395	797
Change in assets and liabilities:
Accounts receivable	1,931	5,174
Other current assets and income tax receivable	808	(2,292)
Deposits and other assets	(839)	(313)
Accounts payable	(3,051)	1,308
Accrued expenses and accrued compensation and benefits	(1,264)	(982)
Income tax payable	(1,416)	217
Unearned revenue	(307)	1,137
Other long-term liabilities	958	234

Net cash provided by operating activities	3,475	6,527

Cash Flows from Investing Activities:
Purchase of business	(1,500)	—
Proceeds from repayment of note receivable, OAO Corporation	—	1,714
Expenditures for property and equipment	(667)	(1,831)

Net cash used in investing activities	(2,167)	(117)

Cash Flows from Financing Activities:
Repurchase of common stock	—	(3,156)
Payments on term loan	(1,350)	(1,500)
Proceeds from sale of common stock	48	373
Payments on capital lease obligations	(479)	(668)

Net cash used in financing activities	(1,781)	(4,951)

Effect of exchange rate changes on cash	(253)	140

Net (decrease) increase in cash and cash equivalents	(726)	1,599
Cash and cash equivalents, beginning of period	9,085	9,060

Cash and cash equivalents, end of period	$8,359	$10,659

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

The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2002 and the Company’s other filings with the SEC. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2. Earnings Per Share

Basic earnings per share has been calculated as net earnings divided by basic weighted-average common shares outstanding. Diluted earnings per share has been computed as net earnings divided by weighted-average common shares outstanding, and, when dilutive, potential common shares from options to purchase common stock using the treasury stock method. The dilutive effect of options to purchase 645,000 and 217,000 shares was included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2003, respectively. The dilutive effect of shares issuable upon exercise of stock options has been excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2002, as inclusion of such shares would be anti-dilutive.

3. Accounts Receivable

The components of accounts receivable consisted of the following as of (in thousands):

	September 30, 2003	December 31, 2002
Amounts billed	$26,182	$33,598
Amounts unbilled	9,151	4,381
Allowance for doubtful accounts	(1,644)	(2,359)

Total	$33,689	$35,620

4. Segment Information

Summary information by segment is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
MANAGED IT SOLUTIONS
Revenues	$39,328	$35,985	$118,601	$106,409
Gross profit	7,829	7,842	24,112	21,907
HEALTHCARE IT SOLUTIONS
Revenues	7,809	4,505	21,403	17,381
Gross profit	2,507	(1,612)	5,406	716
TOTALS
Revenues	47,137	40,490	140,004	123,790
Gross profit	10,336	6,230	29,518	22,623
Selling, general and administrative expenses	8,831	7,766	24,292	21,431
Severance and other termination costs	—	696	—	2,035

Total consolidated income (loss) from operations	1,505	(2,232)	5,226	(843)
Interest and other expense, net	(74)	(101)	(681)	(294)

Total consolidated income (loss) before income taxes	$1,431	$(2,333)	$4,545	$(1,137)

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Consolidated net income (loss):
As reported	$823	$(1,351)	$2,615	$(655)
Stock-based employee compensation expense based on the fair value method, net of related tax effect	(275)	(217)	(861)	(1,341)

Pro forma	$548	$(1,568)	$1,754	$(1,996)

Basic and diluted net income (loss) per common share:
As reported	$0.05	$(0.08)	$0.15	$(0.04)
Pro forma	$0.03	$(0.09)	$0.10	$(0.11)

6. Severance and Other Termination Costs

Approximately $524,000 of severance and other termination costs are included in accrued compensation and benefits on the consolidated balance sheet as of December 31, 2002. There were no severance and other termination costs accrued on the consolidated balance sheet as of September 30, 2003.

7. Commitments and Contingencies

Following the public announcement on August 12, 2003 that the Company had formed a special committee of independent directors to evaluate the possibility of a going private transaction at a price of $2.75 per share, Terrapin Partners, the Company’s largest stockholder, and the Company and its directors were named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware seeking injunctive relief to prohibit the transaction or, if the transaction were consummated, rescission of the transaction and damages. The lawsuits were subsequently consolidated. On November 4, 2003, in light of the Company’s expressed willingness to increase the tender offer price to $3.15 per share following extensive negotiations with the special committee and discussions with plaintiffs’ counsel, plaintiffs and defendants entered into an agreement in principle to settle the litigation, without the defendants admitting any wrongdoing or liability whatsoever, that provides for, among other things, dismissal of the lawsuits and plaintiffs’ claims with prejudice and the payment by OAOT of plaintiffs’ counsel’s legal fees and expenses. The four cases that were filed were filed by or on behalf of the following plaintiffs: Guerilla Capital Management (civil action No. 20499-NC); Michael Willaman (civil action No. 20496-NC); IRA FBO Thomas C. LaRocque, VFTC as Custodian Rollover Account (civil action No. 20505-NC); and Chandelle Investments, Ltd. (civil action No. 20484-NC).

The Company from time to time is involved in various other litigation matters arising in the normal course of business. In management’s opinion, the Company’s ultimate liability or loss, if any, resulting from such litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

During the three months ended September 30, 2003, the Company entered into foreign currency forward contracts to hedge the foreign exchange risk associated with forecasted payroll costs denominated in Canadian dollars. The Company had outstanding forward contracts with amounts totaling approximately $44.0 million at September 30, 2003, which expire at various dates through August 2007. These contracts have been designated as cash flow hedges. The fair value of these contracts was approximately $112,000 and is included in deposits and other assets on the condensed consolidated balance sheet at September 30, 2003. Changes in the fair value of these contracts are recorded as a component of other comprehensive income.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which provides guidance for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial condition or results of operations.

9. Subsequent Event

At a special meeting of the Board of Directors held on November 5, 2003, the full Board of Directors resolved, following the unanimous recommendation of a special committee of independent directors (the “Special Committee”), to approve a cash tender offer for all of the outstanding shares of the Company’s common stock, at a per share price of $3.15, pursuant to an Agreement and Plan of Merger, dated as of November 5, 2003 (the “Merger Agreement”), between the Company, Terrapin Partners Holding Company, LLC, Terrapin Partners Subsidiary, LLC (“TP Sub”) and TP Merger Sub, Inc. (“TP Merger Sub”), a wholly owned subsidiary of TP Sub (collectively, “Terrapin Partners”). Pursuant to the terms of the Merger Agreement, following completion of the tender offer, each non-tendering stockholder shall be entitled to receive the same consideration paid in the tender offer in the subsequent merger. Although the tender offer will be made to all holders of the Company’s common stock, Terrapin Partners and its affiliates will not tender any shares in the tender offer. Terrapin Partners is the beneficial owner of approximately 51% of the Company’s outstanding common stock.

If completed, the tender offer will be followed by a second-step merger in which the remaining holders of the Company’s common stock (other than Terrapin Partners and its affiliates) will be entitled to receive the same consideration as is paid in the tender offer. If, after the tender offer is completed, Terrapin Partners directly or indirectly holds at least 90% of the outstanding shares of the Company’s common stock, a short-form merger of TP Merger Sub into the Company will be promptly effected. If, on the other hand, Terrapin Partners directly or indirectly holds less than 90% of the outstanding shares of the Company’s common stock after completion of the tender offer, a long-form merger of TP Merger Sub into the Company will be effected, which would be approved by Terrapin Partners pursuant to an action by written consent in lieu of a meeting of stockholders.

The Company intends to commence the tender offer as soon as practicable. The tender offer is subject to customary conditions, including, without limitation, a nonwaivable condition that at least a majority of the shares held by the unaffiliated stockholders of the Company are tendered in the tender offer and the availability of financing. The Company intends to use both cash on hand and third-party financing to fund purchases of shares in the tender offer and the second-step merger.

Upon completion of the tender offer and second-step merger, the Company will de-register its common stock with the SEC, de-list its shares from the Nasdaq National Market and become a privately held company owned by Terrapin Partners and its affiliates.

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

Forward-Looking Statements

The statements that are not historical facts contained in this Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Condensed Consolidated Financial Statements, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company’s actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to: dependence on key strategic and end-user customers, the ability to establish new strategic customer relationships, risks associated with fixed-price contracts, the ability to sustain and manage growth, lower than expected revenue growth and pricing pressure from strategic and other customers, inability to achieve marketing and sales goals and other business development initiatives including the ability to sell new healthcare software licenses, difficulties of investments in infrastructure, potential changes in the prevailing technology away from outsourcing IT applications, the ability of the Company to successfully develop new products that will enable the Company to remain competitive in the healthcare IT market, the ability to make necessary enhancements or developments to the Company’s existing software products, possible deferral of revenue, profit and cash flow from any increase in per-member, per month and/or percentage-of-completion basis software sales in relation to total software sales, inability to successfully install healthcare software on a timely or profitable basis, competition in the industry, general economic conditions and level of information technology service spending, the possibility that strategic or other customers could invoke termination clauses contained in the Company’s contracts, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of the Company’s clients, the ability to successfully integrate recent acquisitions, the potential liability with respect to actions taken by its employees, the ability to control and reduce costs of the business, risks associated with international sales including exposure to fluctuations between the U.S. dollar and foreign currencies, customers and suppliers; and other risks described herein and in the Company’s other SEC filings.

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

Our MC400 software provides a comprehensive solution for healthcare benefit organizations (health maintenance organizations, indemnity insurance plans, physician hospital organizations, independent physician organizations and self-insured employer plans, among others). The MC400 system is web-enabled and provides modules that include, among others, claims processing, patient care management, eligibility, enrollment, utilization, internet connectivity, data warehousing, care management and web portals in one integrated system. We have over 45 MC400 installed sites.

Our EZ-CAP software provides secure, web-enabled modules for authorizations, premium billing, capitation payment, data reconciliation, benefit administration, contract management, and health plan and member eligibility management. We have over 148 EZ-CAP installed sites.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of revenues (dollars in millions):

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
Revenues	$47.1	100.0%	$40.5	100.0%	$140.0	100.0%	$123.8	100.0%
Direct costs	36.8	78.1	34.3	84.7	110.5	78.9	102.6	82.9
Gain on prepaid software licenses	—	—	—	—	—	—	(1.4)	(1.1)
Selling, general and administrative expenses	8.8	18.7	7.8	19.3	24.3	17.4	21.4	17.3
Severance and other termination costs	—	—	0.7	1.7	—	—	2.0	1.6

Income (loss) from operations	1.5	3.2	(2.3)	(5.7)	5.2	3.7	(0.8)	(0.6)
Interest and other expense, net	(0.1)	(0.2)	(0.1)	(0.2)	(0.7)	(0.5)	(0.3)	(0.2)

Income (loss) before income taxes	1.4	3.0	(2.4)	(5.9)	4.5	3.2	(1.1)	(0.9)
Provision for income taxes	0.6	1.3	(1.0)	(2.5)	1.9	1.4	(0.5)	(0.4)

Net income (loss)	$0.8	1.7	$(1.4)	(3.5)	$2.6	1.9	$(0.6)	(0.5)

Comparison of the Three and Nine Months Ended September 30, 2003 to the Three and Nine Months Ended September 30, 2002

Revenues

Overall

Revenues increased $6.6 million, or 16.4%, to $47.1 million for the three months ended September 30, 2003, up from $40.5 million for the same period in 2002, and increased $16.2 million, or 13.1%, to $140.0 million for the nine months ended September 30, 2003, up from $123.8 million for the same period in 2002. These increases were driven by increased revenues in both the Managed IT Solutions and Healthcare IT Solutions segments, as more fully described below.

Managed IT Solutions

Revenues from the Managed IT Solutions segment increased $3.3 million, or 9.3%, to $39.3 million for the three months ended September 30, 2003, up from $36.0 million for the same period in 2002, and increased $12.2 million, or 11.5%, to $118.6 million for the nine months ended September 30, 2003, up from $106.4 million for the same period in 2002. The increase in Managed IT Solutions revenues for the three months ended September 30, 2003 was driven by an increase in revenues in the Professional Staffing Services and IT Infrastructure Support Services businesses. The increase in Managed IT Solutions revenues for the nine months ended September 30, 2003 was driven by an increase in revenues across all businesses in this segment.

Revenues from Application Management Services decreased $0.4 million, or 3.1%, to $13.4 million for the three months ended September 30, 2003, down from $13.9 million for the same period in 2002, and increased $2.2 million, or 5.6%, to $40.4 million for the nine months ended September 30, 2003, up from $38.2 million for the same period in 2002. Average billable headcount was 528 during the three months ended September 30, 2003, down from 566 during the same period in 2002 and was 540 during the nine months ended September 30, 2003, as compared to 538 during the same period in 2002. The decrease in revenues for the three months ended September 30, 2003 was primarily due to a decrease in billing rates related to the renegotiation of a significant application management services contract in this business and an overall decrease in average billable headcount. The Company completed negotiations that included certain reduced performance based milestones, which enabled us to recognize revenue during the third quarter that was previously deferred, partially offsetting the decline in revenues. In addition, revenues for the three and nine months ended September 30, 2003 were impacted by higher migration revenue related to our achieving certain milestones on a significant contract in this business in late 2002, resulting in the overall increase in revenue during the nine month period. As expected, the temporary work orders received in the first quarter of 2003 continued to decline during the third quarter and are expected to continue to decline and be eliminated by the end of 2003. Billable positions are expected to be added during early 2004, however, there can be no assurance that any eliminated positions will be recovered in the future.

Revenues from Professional Staffing Services increased $2.8 million, or 32.5%, to $11.6 million for the three months ended September 30, 2003, up from $8.8 million for the same period in 2002, and increased $6.0 million, or 21.0%, to $34.4 million for the nine months ended September 30, 2003, up from $28.4 million for the same period in 2002. This increase in revenues for the three and nine month periods is primarily related to work performed under contracts signed in late 2002 in our federal sector business, which is expected to continue through 2003. Also contributing to the increase was higher subcontractor revenue during the three months ended September 30, 2003. However, we do not expect a significant increase in commercial staffing requisitions during the remainder of 2003 due to continuing weakness in the IT market.

Revenues from IT Infrastructure Support Services increased $0.9 million, or 6.9%, to $14.2 million for the three months ended September 30, 2003, up from $13.3 million for the same period in 2002, and increased $4.1 million, or 10.2%, to $43.9 million for the nine months ended September 30, 2003, up from $39.8 million for the same period in 2002. This increase in revenues for the three and nine month periods was primarily due to revenue growth in Europe and new business in our domestic Data Center Management business, partially offset by a decline in Network and Desktop Management services due to more competitive pricing and continued in-sourcing of services.

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

Healthcare IT Solutions

Revenues from the Healthcare IT Solutions segment increased $3.3 million, or 73.3%, to $7.8 million for the three months ended September 30, 2003, up from $4.5 million for the same period in 2002, and increased $4.0 million, or 23.1%, to $21.4 million for the nine months ended September 30, 2003, up from $17.4 million for the same period in 2002. The increase in revenues was due to higher revenues related to implementation services, sales of our HIPAA-ready solution and hardware sales. However, these revenue increases were partially offset by a decrease in revenue attributable to our MC400 product, as we sold fewer MC400 licenses during the nine months ended September 30, 2003 as compared to the same period in 2002. Continued revenue growth in this business depends on our ability to continue to successfully deliver our HIPAA-ready solution, sell consulting and implementation services, and develop new products and enhancements that will enable us to remain competitive in the healthcare IT market.

Direct Costs

Overall

Direct costs increased $2.5 million, or 7.4%, to $36.8 million for the three months ended September 30, 2003, compared to $34.3 million in the same period in 2002, and increased $7.9 million, or 7.7%, to $110.5 million for the nine months ended September 30, 2003, compared to $102.6 million in the same period in 2002. These increases were driven primarily by the Managed IT Solutions segment, partially offset by a decline in the Healthcare IT Solutions segment, as more fully described below. As a percentage of revenues, direct costs decreased to 78% and 79% for the three and nine months ended September 30, 2003, respectively, as compared to 85% and 83% for the same periods in 2002, respectively.

Managed IT Solutions

Direct costs in the Managed IT Solutions segment increased $3.4 million, or 11.9%, to $31.5 million for the three months ended September 30, 2003, compared to $28.1 million for the same period in 2002, and increased $8.7 million, or 10.0%, to $94.5 million for the nine months ended September 30, 2003, compared to $85.9 million for the same period in 2002. For the three and nine months ended September 30, 2003, these increases were due to an increase in direct costs in the IT Infrastructure Support Services and Professional Staffing Services businesses, while direct costs in the Application Management Services business were relatively constant.

Direct costs in Application Management Services increased $0.1 million, or 0.9%, to $9.9 million for the three months ended September 30, 2003, compared to $9.8 million in the same period in 2002, and increased $0.4 million, or 1.2%, to $29.9 million for the nine months ended September 30, 2003, compared to $29.5 million in the same period in 2002. Direct costs in this business were negatively impacted by the weakening value of the U.S. dollar in relation to the Canadian dollar. During the three and nine months ended September 30, 2003, direct costs in this business were approximately $1.1 million and $2.6 million higher, respectively, than they would have been if they were transacted at the exchange rates in effect during the comparable periods in 2002. Absent the impact of foreign currency translation, direct costs in this business decreased approximately $1.0 million and $2.2 million during the three and nine month periods ended September 30, 2003, respectively. During the three months ended September 30, 2003, lower average billable headcount contributed to the decrease in direct costs. In addition, the decrease in direct costs during the three and nine months ended September 30, 2003 reflects a reduction in non-billable headcount and other compensation costs as well as a decrease in start-up related costs as the migration effort for a strategic customer was completed in late 2002.

Direct costs in Professional Staffing Services increased $2.0 million, or 25.3%, to $9.8 million for the three months ended September 30, 2003, compared to $7.8 million in the same period in 2002, and increased $4.1 million, or 16.2%, to $29.2 million for the nine months ended September 30, 2003, compared to $25.1 million in the same period in 2002. These increases reflect the overall increase in business activity, primarily related to activity under a new contract signed in late 2002 in our federal sector business as well as increased billable subcontractor costs.

Direct costs in IT Infrastructure Support Services increased $1.3 million, or 12.2%, to $11.8 million for the three months ended September 30, 2003, compared to $10.5 million in the same period in 2002, and increased $4.1 million, or 13.2%, to $35.4 million for the nine months ended September 30, 2003, compared to $31.3 million in the same period in 2002. These increases reflect the overall increase in business activity.

Healthcare IT Solutions

Direct costs in the Healthcare IT Solutions segment for the three months ended September 30, 2003 decreased $0.8 million, or 13.3%, to $5.3 million, compared to $6.1 million for the same period in 2002, and decreased $0.7 million, or 4.0%, to $16.0 million, for the nine months ended September 30, 2003, compared to $16.7 million for the same period in 2002. During the three and nine months ended September 30, 2003, we experienced a decrease in direct costs related to the continued decline of activity under implementations related to license sales in late 2001 and early 2002 and our effort to reduce costs through decreased reliance on consultants and the institution of improved processes and procedures which are enabling us to provide implementation services in a more timely and cost effective manner. These savings were partially offset by an increase in direct costs related to (1) expenses for customer support personnel to fulfill software implementation commitments related to sales of our HIPAA ready solution, (2) new product development and (3) the expansion of the Healthcare IT Solutions management team.

Gain on Prepaid Software Licenses

During the second quarter of 2002, the Company and Siebel Systems, Inc. (“Siebel”) entered into a Settlement Agreement and Mutual Release in Full (“the Release”). In accordance with the Release the Siebel agreements were terminated and each party provided mutual releases. As such, 228,800 shares of the Company’s common stock provided as consideration under the Siebel agreements were retired by the Company at the fair market value of the common stock on the effective date of the Release, resulting in a gain of $458,000 during the quarter ended September 30, 2002. In addition, the Company recognized a gain of approximately $0.9 million related to the reversal of liabilities for commitments to purchase software licenses under the Siebel agreements, net of legal and other costs to execute the Release of approximately $0.2 million during the quarter ended September 30, 2002. There was no such gain during the three or nine months ended September 30, 2003.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2003 increased $1.1 million, or 13.7%, to $8.8 million, compared to $7.8 million for the same period in 2002, and increased $2.9 million, or 13.3%, to $24.3 million for the nine months ended September 30, 2003, compared to $21.4 million for the same period in 2002. These increases in SG&A expenses were due to the addition of management and other administrative staff within our Healthcare, European and federal sector businesses, partially offset by cost reductions achieved in these and other businesses late in 2002. An increase in incentive compensation, sales commissions, rent, insurance costs, and bad debt expense also contributed to the increase.

Severance and Other Termination Costs

During the nine months ended September 30, 2002, we eliminated 31 positions in our Managed IT Solutions segment and corporate headquarters, resulting in severance and other termination costs of $2.0 million. There were no such costs during the three or nine months ended September 30, 2003.

Interest and Other Income (Expense)

For the three months ended September 30, 2003 and 2002, net interest and other expense was $(0.1) million. For the nine months ended September 30, 2003 and 2002, net interest and other expense was $(0.7) million and $(0.3) million, respectively. During the three months ended September 30, 2003, net interest and other expense consisted primarily of interest expense related to the term loan, partially offset by foreign currency transaction gains, interest and other miscellaneous income. During the nine months ended September 30, 2003, net interest and other expense consisted primarily of interest expense related to the term loan and foreign currency transaction losses, partially offset by interest and other miscellaneous income.

Foreign currency transaction gains (losses) related to the value of the United States dollar in relation to the Canadian dollar totaled approximately $0.1 million and $(0.2) million during the three and nine months ended September 30, 2003, respectively, while there were no significant transaction gains or losses during the comparable periods in 2002.

Provision for Income Taxes

We recognized a provision for income taxes at an effective rate of approximately 42% for the three and nine months ended September 30, 2003 and 2002.

Liquidity and Capital Resources

Cash and cash equivalents were $8.4 million and $9.1 million as of September 30, 2003 and 2002, respectively. Cash provided by operations was $3.5 million for the nine months ended September 30, 2003, compared with cash provided by operations of $6.5 million for the same period in 2002. Operating cash flow was primarily provided by net income plus depreciation and amortization, collections on accounts receivable and a refund of domestic income taxes, offset by payments on accounts payable, accrued expenses, and foreign income taxes. As of September 30, 2003, unbilled account receivable increased as compared to December 31, 2002. This increase is related primarily to our closing of the Company’s books on a shorter schedule than in the past, which has resulted in a greater amount of current month revenue remaining unbilled at each month end. This timing change has resulted in a corresponding decline in billed accounts receivable. In addition, certain amounts in unbilled accounts receivable are not billable until contractual milestones are reached. All amounts in unbilled accounts receivable are billable within the next twelve months.

Cash used in investing activities was $2.2 million for the nine months ended September 30, 2003, which was primarily a result of the payment of contingent consideration related to the EZ-CAP acquisition, which closed in September 2001, and expenditures for property and equipment. No further payments of contingent consideration related to the EZ-CAP acquisition are anticipated.

Financing activities used cash of $1.8 million for the nine months ended September 30, 2003. This use of cash was primarily related to payments on our term loan and capital lease obligations.

Our credit agreement with Bank of America, as agent, provides for a $15.0 million revolving line of credit (“Revolver”) and a $9.0 million term loan facility. At September 30, 2003, there were no amounts outstanding under the Revolver and $5.25 million outstanding under the term loan, the proceeds of which were used to fund the EZ-CAP acquisition. The Revolver obligates us to pay a commitment fee of 0.45% to 0.50% of the unused balance and, when drawn, interest at the prime rate or, at our option, LIBOR plus a risk-adjusted premium. The term loan bears interest at LIBOR plus a risk-adjusted premium, with an effective rate of 5.1% at September 30, 2003. The risk-adjusted premium on the Revolver and term loan ranges from 2.05% to 4.00%, based on certain financial covenants. The maturity date of the Revolver, originally September 30, 2003, has been extended to December 31, 2003. We are currently in the process of negotiating an amendment to our credit agreement to, among other things, extend the maturity date and expand the borrowing capacity of the Revolver in connection with the proposed going private transaction (see “Recent Developments”). The term loan matures on September 30, 2006, with amortizing payments due in 60 equal monthly principal payments, plus accrued interest. Draws under the Revolver in cash or letters of credit are limited to a borrowing base determined by the levels of certain receivables and other factors, as defined in the agreement. Based on this formula, there was approximately $13.7 million of borrowing capacity under the Revolver at September 30, 2003.

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

Recent Developments

At a special meeting of the Board of Directors held on November 5, 2003, the full Board of Directors resolved, following the unanimous recommendation of a special committee of independent directors (the “Special Committee”), to approve a cash tender offer for all of the outstanding shares of the Company’s common stock, at a per share price of $3.15, pursuant to an Agreement and Plan of Merger, dated as of November 5, 2003 (the “Merger Agreement”), between the Company, Terrapin Partners Holding Company, LLC, Terrapin Partners Subsidiary, LLC (“TP Sub”) and TP Merger Sub, Inc. (“TP Merger Sub”), a wholly owned subsidiary of TP Sub (collectively, “Terrapin Partners”). Pursuant to the terms of the Merger Agreement, following completion of the tender offer, each non-tendering stockholder shall be entitled to receive the same consideration paid in the tender offer in the subsequent merger. Although the tender offer will be made to all holders of the Company’s common stock, Terrapin Partners and its affiliates will not tender any shares in the tender offer. Terrapin Partners is the beneficial owner of approximately 51% of the Company’s outstanding common stock.

If completed, the tender offer will be followed by a second-step merger in which the remaining holders of the Company’s common stock (other than Terrapin Partners and its affiliates) will be entitled to receive the same consideration as is paid in the tender offer. If, after the tender offer is completed, Terrapin Partners directly or indirectly holds at least 90% of the outstanding shares of the Company’s common stock, a short-form merger of TP Merger Sub into the Company will be promptly effected. If, on the other hand, Terrapin Partners directly or indirectly holds less than 90% of the outstanding shares of the Company’s common stock after completion of the tender offer, a long-form merger of TP Merger Sub into the Company will be effected, which would be approved by Terrapin Partners pursuant to an action by written consent in lieu of a meeting of stockholders.

The Company intends to commence the tender offer as soon as practicable. The tender offer is subject to customary conditions, including, without limitation, a nonwaivable condition that at least a majority of the shares held by the unaffiliated stockholders of the Company are tendered in the tender offer and the availability of financing. The Company intends to use both cash on hand and third-party financing to fund purchases of shares in the tender offer and the second-step merger. We expect to incur significant legal and other professional costs related to this transaction during the remainder of 2003, regardless if the tender offer and second-step merger are successfully consummated, which may significantly impact our consolidated financial condition and results of operations. The third-party financing is anticipated to consist of funds made available to the Company under the Bank of America facility, as amended, together with mezzanine financing in the form of subordinated debt with warrants and an equity component. As set forth in a commitment letter with the mezzanine lender, the mezzanine financing, as currently contemplated, would consist of $12,675,000 in the form of a subordinated note and $825,000 for the purchase of the Company’s common stock at a price of $3.00 per share.

Upon completion of the tender offer and second-step merger, the Company will de-register its common stock with the SEC, de-list its shares from the Nasdaq National Market and become a privately held company owned by Terrapin Partners and its affiliates.

Following the public announcement on August 12, 2003 that the Company had formed a special committee of independent directors to evaluate the possibility of a going private transaction at a price of $2.75 per share, Terrapin Partners, the Company’s largest stockholder, and the Company and its directors were named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware seeking injunctive relief to prohibit the transaction or, if the transaction were consummated, rescission of the transaction and damages. The lawsuits were subsequently consolidated. On November 4, 2003, in light of the Company’s expressed willingness to increase the tender offer price to $3.15 per share following extensive negotiations with the special committee and discussions with plaintiffs’ counsel, plaintiffs and defendants entered into an agreement in principle to settle the litigation, without the defendants admitting any wrongdoing or liability whatsoever, that provides for, among other things, dismissal of the lawsuits and plaintiffs’ claims with prejudice and the payment by the Company of plaintiffs’ counsel’s legal fees and expenses.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which provides guidance for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial condition or results of operations.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk is foreign currency exposure and changing interest rates. The Company periodically reviews its exposure to foreign currency and interest rate risk and may take action to limit its exposure, if deemed appropriate, through the use of hedge or other derivative financial instruments. The Company does not enter into derivative financial instruments for trading purposes.

Foreign Currency Risk

The Company conducts business in foreign countries, primarily Canada and the United Kingdom. The functional currency of our Canadian business is the U.S. dollar. The functional currency of our United Kingdom business is the local currency. The Company’s foreign currency risk is related primarily to U.S. dollar denominated contracts that are serviced by operations located in Canada. The value of the U.S. dollar in relation to the Canadian dollar directly impacts our cost in U.S. dollars of performing our contracts serviced in Canada. This foreign currency risk will increase with the growth of our international business. The Company estimates that a 10% change in foreign exchange rates by itself would impact reported pretax income from continuing operations by approximately $1.1 million for the three months ended December 31, 2003. This sensitivity analysis assumes a 10% change in the exchange rate used to translate our estimated Canadian dollar denominated costs into U.S. dollars for the three months ended December 31, 2003.

During the three months ended September 30, 2003, the Company entered into foreign currency forward contracts to hedge the foreign exchange risk associated with forecasted payroll costs denominated in Canadian dollars. The Company had outstanding forward contracts with amounts totaling approximately $44.0 million at September 30, 2003, which expire at various dates through August 2007. These contracts have been designated as cash flow hedges. The fair value of these contracts was approximately $112,000 and is included in deposits and other assets on the condensed consolidated balance sheet at September 30, 2003. Changes in the fair value of these contracts are recorded as a component of other comprehensive income.

Interest Rate Risk

The Company’s interest rate risk is related to the variable-rate debt outstanding under its credit agreement. Amounts outstanding on the Company’s term loan bear interest at LIBOR plus a risk-adjusted premium, with an effective rate of 5.1% at September 30, 2003. On October 31, 2001 the Company, to comply with the terms of its credit agreement, entered into an interest rate swap agreement effectively converting the interest rate from variable to fixed on 63.33% of the principal amount outstanding on the term loan. The swap agreement is for a period of four years and fixes the variable portion of the interest rate on the term loan to 2.67% through October 2002, 4.09% through October 2003, 5.22% through 2004 and 5.72% through 2005. As of September 30, 2003, the notional amount of the term loan covered by the swap agreement was $3,500,000 and the market value of the swap was a liability of $173,000. This swap agreement substantially mitigates our risk related to changes in interest rates. A 10% change in the LIBOR rate would not have a significant impact on our future financial position or results of operations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Following the public announcement on August 12, 2003 that the Company had formed a special committee of independent directors to evaluate the possibility of a going private transaction at a price of $2.75 per share, Terrapin Partners, the Company’s largest stockholder, and the Company and its directors were named as defendants in four putative class action lawsuits filed in the Court of Chancery of the State of Delaware seeking injunctive relief to prohibit the transaction or, if the transaction were consummated, rescission of the transaction and damages. The lawsuits were subsequently consolidated. On November 4, 2003, in light of the Company’s expressed willingness to increase the tender offer price to $3.15 per share following extensive negotiations with the special committee and discussions with plaintiffs’ counsel, plaintiffs and defendants entered into an agreement in principle to settle the litigation, without the defendants admitting any wrongdoing or liability whatsoever, that provides for, among other things, dismissal of the lawsuits and plaintiffs’ claims with prejudice and the payment by the Company of plaintiffs’ counsel’s legal fees and expenses. The four cases that were filed were filed by or on behalf of the following plaintiffs: Guerilla Capital Management (civil action No. 20499-NC); Michael Willaman (civil action No. 20496-NC); IRA FBO Thomas C. LaRocque, VFTC as Custodian Rollover Account (civil action No. 20505-NC); and Chandelle Investments, Ltd. (civil action No. 20484-NC).

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Designation	Description
10.1	First Amendment to Amended and Restated Credit Agreement dated as of September 30, 2003 by and among OAO Technology Solutions, Inc. and its subsidiaries and Bank of America, N.A.

31.1	Certification of Charles A. Leader pursuant to Rule 13a-14(a).

31.2	Certification of J. Jeffrey Fox pursuant to Rule 13a-14(a).

32.1	Certification of Charles A. Leader and J. Jeffrey Fox pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

1)	The Company filed a Form 8-K with the Commission on August 12, 2003 to report that on August 12, 2003, OAO Technology Solutions, Inc. announced financial results for the quarter ended June 30, 2003.

2)	The Company filed a Form 8-K with the Commission on August 12, 2003 to report that on August 12, 2003, OAO Technology Solutions, Inc. announced that at a special meeting of the Board of Directors held on August 11, 2003, the Board resolved to explore the possibility of taking the Company private and formed a special committee of independent directors in connection therewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OAO Technology Solutions, Inc. (Registrant)

Date: November 11, 2003	By:	/s/ Charles A. Leader
Charles A. Leader
President and Chief Executive Officer

Date: November 11, 2003	By:	/s/ J. Jeffrey Fox
J. Jeffrey Fox
Senior Vice President of Finance and Chief Financial Officer